Form 10-Q
period 2007-09-30
Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund; Brookshire Raw Materials (U.S.) Agriculture CDN Fund; Brookshire Raw Materials (U.S.) Accelerated Core USD Fund; Brookshire Raw Materials (U.S.) Metals USD Fund; Brookshire Raw Materials (U.S.) Agriculture USD Fund; Brookshire Raw Materials (U.S.) Core CDN Fund; Brookshire Raw Materials (U.S.) Energy USD Fund; Brookshire Raw Materials (U.S.) Core USD Fund; Brookshire Raw Materials (U.S.) Energy CDN Fund; Brookshire Raw Materials (U.S.) Trust
filed 2007-11-19
CIK 1404176, 1404182, 1404185, 1404189, 1404191, 1404183, 1404187, 1404193, 1404179, 1372989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-1372989
BROOKSHIRE RAW MATERIALS (U.S.) TRUST
BROOKSHIRE RAWMATERIALS (U.S.) CORE USD FUND SERIES; BROOKSHIRE RAWMATERIALS (U.S.) CORE CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) AGRICULTURE USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) AGRICULTURE CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) METALS USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) METALS CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ENERGY USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ENERGY CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ACCELERATED CORE USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ACCELERATED CORE CDN FUND SERIES
(Exact Name of Registrant as specified in its Charter)

Delaware	26-1080463
(State of Organization)	(IRS Employer Identification No.)
c/o Brookshire Raw Materials Management, LLC
1000 Hart Road
Suite 210
Barrington, IL 60010
(Address of Principal Executive Offices)
(888) 877-2719
(Registrant’s Telephone Number)
Securities to be registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Brookshire Raw Materials (U.S.) Core USD Fund Series
Brookshire Raw Materials (U.S.) Core CDN Fund Series
Brookshire Raw Materials (U.S.) Agriculture USD Fund Series
Brookshire Raw Materials (U.S.) Agriculture CDN Fund Series
Brookshire Raw Materials (U.S.) Metals USD Fund Series
Brookshire Raw Materials (U.S.) Metals CDN Fund Series
Brookshire Raw Materials (U.S.) Energy USD Fund Series
Brookshire Raw Materials (U.S.) Energy CDN Fund Series
Brookshire Raw Materials (U.S.) Accelerated Core USD Fund Series
Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund Series
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Statements of Financial Condition, Sept 30, 2007 (Unaudited) and December 31, 2006	3
	Notes to Financial Statements as of Sept 30, 2007	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14

PART II OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1a	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Submission of Matters to a Vote of Security Holders	15
Item 5	Other Information	15
Item 6	Exhibits	15

SIGNATURES		17
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-31.4: CERTIFICATION
EX-31.5: CERTIFICATION
EX-31.6: CERTIFICATION
EX-31.7: CERTIFICATION
EX-31.8: CERTIFICATION
EX-31.9: CERTIFICATION
EX-31.10: CERTIFICATION
EX-31.11: CERTIFICATION
EX-31.12: CERTIFICATION
EX-31.13: CERTIFICATION
EX-31.14: CERTIFICATION
EX-31.15: CERTIFICATION
EX-31.16: CERTIFICATION
EX-31.17: CERTIFICATION
EX-31.18: CERTIFICATION
EX-31.19: CERTIFICATION
EX-31.20: CERTIFICATION
EX-31.21: CERTIFICATION
EX-31.22: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-32.3: CERTIFICATION
EX-32.4: CERTIFICATION
EX-32.5: CERTIFICATION
EX-32.6: CERTIFICATION
EX-32.7: CERTIFICATION
EX-32.8: CERTIFICATION
EX-32.9: CERTIFICATION
EX-32.10: CERTIFICATION
EX-32.11: CERTIFICATION
Special Note About Forward-Looking Statements
THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER ITEM 1A AND ELSEWHERE IN THIS REPORT, AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements
The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
September 30, 2007 and December 31, 2006

	Core USD Fund		Core CDN Fund		Agriculture US Fund
	Sept. 30, 2007	Dec 31, 2006	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007	Dec 31, 2006
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash	$10	$10	$—	$—	$10	$10
Deferred offering costs (note 3)	—	138,783	—	59,477	—	34,695

Total Assets	$10	$138,793	$—	$59,477	$10	$34,705

Liabilities
Payable to managing owner (note 3)	$—	$138,783	$—	$59,477	$—	$34,695

Total Liabilities	—	138,783	—	59,477	—	34,695

Net Assets	$10	$10	$—	$—	$10	$10

Net Assets Consist of:
Paid-in capital	$10	$10	$—	$—	$10	$10

The accompanying notes are an integral part of these statements.

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
September 30, 2007 and December 31, 2006

	Agriculture CDN Fund		Metals USD Fund		Metals CDN Fund
	Sept. 30, 2007	Dec 31, 2006	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash	$—	$—	$10	$10	$—	$—
Deferred offering costs (note 3)	—	14,869	—	34,695	—	14,869

Total Assets	$—	$14,869	$10	$34,705	$—	$14,869

Liabilities
Payable to managing owner (note 3)	$—	$14,869	$—	$34,695	$—	$14,869

Total Liabilities	—	14,869	—	34,695	—	14,869

Net Assets	$—	$—	$10	$10	$—	$—

Net Assets Consist of:
Paid-in capital	$—	$—	$10	$10	$—	$—

The accompanying notes are an integral part of these statements.

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
September 30, 2007 and December 31, 2006

	Energy USD Fund		Energy CAD Fund
	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)		(Unaudited)
Assets
Cash	$10	$10	$—	$—
Deferred offering costs (note 3)	—	34,695	—	14,869

Total Assets	$10	$34,705	$—	$14,869

Liabilities
Payable to managing owner (note 3)	$—	$34,695	$—	$14,869

Total Liabilities	—	34,695	—	14,869

Net Assets	$10	$10	$—	$—

Net Assets Consist of:
Paid-in capital	$10	$10	$—	$—

The accompanying notes are an integral part of these statements.

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
September 30, 2007 and December 31, 2006

	Accelerated Core USD Fund		Accelerated Core CAD Fund
	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)		(Unaudited)
Assets
Cash	$10	$10	$—	$—
Deferred offering costs (note 3)	—	34,695	—	14,869

Total Assets	$10	$34,705	$—	$14,869

Liabilities
Payable to managing owner (note 3)	$—	$34,695	$—	$14,869

Total Liabilities	—	34,695	—	14,869

Net Assets	$10	$10	$—	$—

Net Assets Consist of:
Paid-in capital	$10	$10	$—	$—

The accompanying notes are an integral part of these statements.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2007 and December 31, 2006
1. Organization
Brookshire Raw Materials (U.S.) Trust (the “Trust”) was formed on August 17, 2006 as a Delaware statutory trust pursuant to a Declaration of Trust and Trust Agreement (the “Agreement”). The Trust is organized in 10 separate series. Each series of the Trust (individually a “Fund”, collectively the “Funds”) will issue units of beneficial interest (the “Units”). Each Fund will have its own segregated pool of assets and liabilities, pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The Funds are denominated in U.S. dollars and in Canadian dollars.
The 10 Funds are as follows:
(1) Brookshire Raw Materials (U.S.) Core USD Fund;
(2) Brookshire Raw Materials (U.S.) Core CDN Fund;
(3) Brookshire Raw Materials (U.S.) Agriculture USD Fund;
(4) Brookshire Raw Materials (U.S.) Agriculture CDN Fund;
(5) Brookshire Raw Materials (U.S.) Metals USD Fund;
(6) Brookshire Raw Materials (U.S.) Metals CDN Fund;
(7) Brookshire Raw Materials (U.S.) Energy USD Fund;
(8) Brookshire Raw Materials (U.S.) Energy CDN Fund;
(9) Brookshire Raw Materials (U.S.) Accelerated Core USD Fund; and
(10) Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund.
Brookshire Raw Materials Management, LLC (the “Managing Owner”), a Delaware limited liability company, is the commodity pool operator of the Trust and each Fund. The trustee of the Trust is CSC Trust Company, a Delaware banking corporation. Under the Trust Agreement with the Trust, the trustee has delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Trust and accordingly, the Trustee has only nominal duties and liabilities to the Trust.
No Units of the Trust have been issued to Limited Owners to date and the Trust has not commenced trading operations.
In March 2005, Brookshire Raw Materials Group Inc. (“Brookshire”), an Ontario, Canada incorporated company and the parent company of the Managing Owner, developed the Brookshire International Raw Materials Index (the “BIRMI”), which is an index that is notionally composed of raw materials employed in the world economy and traded in developed markets as commodity futures and forward contracts. Each commodity is allocated a fixed weight within the BIRMI. The 26 commodities that currently comprise the BIRMI range from metals and minerals (such as gold, silver, aluminum and lead) and energy products (such as oil, gasoline and natural gas) to agriculture products (such as corn, cotton and wheat).
In addition to the BIRMI, Brookshire also has developed four indices that are derived from the BIRMI, each with commodities weights that approximately correspond with the commodities contained in the BIRMI. These indices are:
(1) The Brookshire International Raw Materials Sub-Index Agriculture (“BRMAG”);
(2) The Brookshire International Raw Materials Sub-Index Metals (“BRMME”);
(3) The Brookshire International Raw Materials Sub-Index Energy (“BRMEN”); and
(4) The Brookshire International Raw Materials Sub-Index Accelerated (“BRMXL”).
Except for the BRMXL, each of the other indices will only notionally purchase futures and forward contracts to the extent that such index has available funds or cash cover. The BRMXL, however, notionally purchase approximately 50% more commodity futures and forward contracts than it has cash to cover.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2007 and December 31, 2006
Each of the indices is separately maintained in U.S. and Canadian dollars. In addition, each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents of the same currency denomination as that of the applicable Fund.
The Managing Owner has been granted a non-exclusive license by Brookshire to use the indices in the U.S.
The investment objectives of each Fund will be to engage in the speculative trading of a diversified portfolio of commodity futures and forward contracts designed to approximately replicate the investment methodology commodity of its corresponding index. For example, the Core Funds will trade a portfolio of futures and forward contracts designed to approximately replicate the investment methodology of the BIRMI. Each Fund will purchase long-only positions in a commodities portfolio of commodities futures and forward contracts. Assets of each Fund not required by such Fund to satisfy minimum commodities futures and forward contract margin requirements will be invested in a portfolio of government treasury securities and other high credit quality short-term fixed income securities and cash and cash equivalents generally of the same currency denomination as that of the applicable Fund (namely U.S. dollars or Canadian dollars).
Under the Trust’s organizational documents, the Managing Owner’s and the Funds’ officers, directors and certain other related persons, as well as the trustee and certain related persons, are indemnified against certain liabilities arising out of the performance of their duties to the Trust and/or the Funds. In addition, in the normal course of business, the Funds enter into contracts with service providers, which also provide for indemnifications by the Funds. The Funds’ maximum exposure under these agreements is unknown as this would involve any future claims that may be made against the Funds.
2. Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies followed by the Trust in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
a)	Deferred Offering Costs

Direct incremental costs associated with the offering are the responsibility of the Managing Owner and are not reflected in the Trust’s financial statements. In August 2007, prior to the registration statement for the Trust and the Funds becoming effective, but subsequent to the date of the most recent financial statements included in the registration statement, the Managing Owner changed the management and operating fee structure for the Trust and the Funds. Under the management and operating fee structure in effect prior to August 2007, direct incremental costs associated with the offering were to be deferred until such time as the offering had been completed. At the time of the completion of the offering, the costs were to be charged against the capital raised. Such costs were to be due to the Managing Owner over a period of 24 months from commencement of the Trust and the Core Funds’ trading operations. Accordingly, the payable to the Managing Owner represented reimbursement due for the Trust’s and the Funds’ offering costs. Under the new management and operating fee structure in effect after August 2007, as reflected in the registration statement for the Trust and the Funds that became effective on September 24, 2007, the Managing Owner is responsible for all costs associated with the offering. Therefore, deferred offering costs and the corresponding payable to the Managing Owner have been eliminated.

b)	Income Taxes

Each Fund will be treated as a partnership for U.S. Federal income tax purposes, and each Fund will not be a publicly traded partnership treated as a corporation assuming that at least 90% of the gross income of the Trust will constitute “qualifying income” within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended (the “Code”). As long as each Fund is treated as a partnership for Federal income tax purposes, the Trust will not be subject to Federal income tax. Instead, unitholders will be taxed on an amount equal to their allocable

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2007 and December 31, 2006
share of the income generated by the Funds in which the unitholders have purchased units (whether or not any cash was distributed to the unitholders).

Each unitholder, in any of the Funds, has a tax capital account and a book capital account. The initial balance of each will be the amount paid for the Units in the Fund. For the purposes of a unitholder’s book capital account, at the end of each business day, the amount of any increase or decrease in the net asset value per Unit from the preceding business day is credited to or charged against the book capital account of each unitholder for that Fund.

For purposes of a unitholders’ tax capital account, all items of income, gain, loss and deduction of each Fund will be allocated among holders of the Units in such Fund at the end of each fiscal year of the Trust. The allocation will made as follows: first, all items that arise other than from a disposition of Fund assets will be allocated among the unitholders based on their respective book capital accounts as of the days on which such items arose; second, each Fund’s aggregate recognized gain, if any, shall be allocated among the unitholders who redeemed or exchanged Units to the extent of the excess of the book capital account balances attributable to the redeemed or exchanged Units over the tax capital account balances attributable to those Units; and third, each Fund’s remaining aggregate recognized gain, if any, shall be allocated among the unitholders whose book capital account balance exceeds its tax capital account, until such excess is eliminated. Any remaining aggregate recognized gain will be allocated among all unitholders in proportion to their respective book capital account balances.

Each Fund’s aggregate recognized loss, if any, shall then be allocated among the unitholders who redeemed or exchanged Units to the extent of the excess of the tax capital account balances attributable to the redeemed or exchanged Units over the book capital account balances attributable to those Units. Next, each Fund’s aggregate recognized loss, if any, will be allocated to each Unit whose tax capital account balance exceeds the book capital account balance of such Units until such excess has been eliminated. Any remaining aggregate recognized loss will be allocated among all unitholders who were unitholders in proportion to their respective book capital account balances. Notwithstanding the foregoing, losses or expenses will not be allocated to a unitholder to the extent that allocating such losses or expenses to such unitholder would cause the tax capital account balance of such unitholder to be reduced below zero. The portion of any such allocation that would create such a deficit shall instead be allocated pro rata to the tax capital accounts of all other unitholders with respect to the applicable Fund (subject to the same limitation).

c)	Financial Instruments

Unless otherwise noted, it is management’s opinion that the Trust is not exposed to significant interest, currency or credit risk arising from the financial instruments. The fair value of the financial instruments approximates their carrying value, unless otherwise noted.

d)	Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses for the period. Actual results could differ from those estimates.

e)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
September 30, 2007 and December 31, 2006
transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Trust is currently assessing the potential impacts of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company’s fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on the Company’s financial statements.
3. Deferred Offering Costs and Payable to the Managing Owner
Each Fund of the Trust is responsible for paying a management and operating fee to the Managing Owner that is equal to 3% per annum of such Fund’s notional net asset value. This management and operating fee payable by each Fund will cover management fees, deferred offering costs, escrow and custodian fees, brokerage, commission and transaction fees, routine on-going operatinoal, administrative and other ordinary expenses, and license fees.
This management and operating fee structure was instituted in August 2007, prior to the registration statement for the Trust and the Funds becoming effective, but subsequent to the date of the most recent financial statements included in the registration statement. Under the management and operating fee structure in effect prior to August 2007, direct incremental costs associated with the offering were to be deferred until such time as the offering had been completed. At the time of the completion of the offering, the costs were to be charged against the capital raised. Such costs were to be due to the Managing Owner over a period of 24 months from commencement of the Trust and the Core Funds’ trading operations. Accordingly, the payable to the Managing Owner represented reimbursement due for the Trust’s and the Funds’ offering costs. Under the new management and operating fee structure in effect after August 2007, as reflected in the registration statement for the Trust and the Funds that became effective on September 24, 2007, the Managing Owner is responsible for all costs associated with the offering. Therefore, deferred offering costs and the corresponding payable to the Managing Owner have been eliminated.
4. Commitments and Contingencies
Pursuant to the Amended and Restated Trust Agreement dated September 10, 2007 (the “Trust Agreement”), the Managing Owner will manage each Fund’s business and affairs and will direct the trading activities for each Fund. In addition, the Managing Owner will arrange for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Funds. For these services, the Managing Owner will receive a management and operating fee that is equal to 3.0% per annum of each Fund’s nominal net asset value (as defined in the Trust Agreement), calculated daily and payable on a monthly basis. Expenses related to the offering costs of the Trust were borne by the Managing Owner.
The Trust is a party to a Placement Agent Agreement (“Placement Agreement”) dated August 29, 2007 with Oakbrook Investment Brokers, Inc. (“Oakbrook”), whereby Oakbrook will act as the initial exclusive United States managing placement agent, in connection with the public offering of securities by the Trust. Under the Placement Agreement, the Trust will pay a subscription fee ranging from 0.5% to 3.0% of the gross offering proceeds of the sale of units of the Funds to

Oakbrook or the applicable selling agent, at the time of such sale, and a trailing fee of 1.0% per annum of the net asset value of the applicable Fund.
5. Subsequent Event
On October 12, 2007, the Trust entered into a Subscription Escrow Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to which JPMorgan agreed to serve as escrow agent for the Trust.
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and tables should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report.
The Brookshire Raw Materials (U.S.) Trust, or the Trust, is a Delaware statutory trust formed August 17, 2006. The trust has separate series, or each, a Fund, of units of beneficial interest, or Units, pursuant to the requirements of the Delaware Statutory Trust Act, as amended, or the Trust Act. Following the close of the Initial Offering Period, all of the net proceeds of this offering will be received in the name of each Fund and will be deposited and maintained in cash in segregated accounts maintained for each Fund at the financial institution which will act as custodian for the Trust and each Fund. Following the commencement of trading for any Fund, except for that portion of any Fund’s assets that are deposited as margin to maintain commodity futures and forward contract positions and that portion of each Fund’s assets maintained at the Trust level for cash management, each Fund’s assets will be maintained in accordance with requirements of the Commodity Exchange Act, as amended, or the CE Act, and the regulations thereunder, which means that assets will be maintained either on deposit with the Custodian or FCMs. The Trust is managed by the Managing Owner, and the Trust’s term will expire on August 1, 2050 (unless terminated earlier in certain circumstances).
As of September 30, 2007, the Trust had ten separate and distinct Series of Units: Brookshire Raw Materials (U.S.) Core USD Fund Series, Brookshire Raw Materials (U.S.) Core CDN Fund Series, Brookshire Raw Materials (U.S.) Agriculture USD Fund Series, Brookshire Raw Materials (U.S.) Agriculture CDN Fund Series, Brookshire Raw Materials (U.S.) Metals USD Fund Series, Brookshire Raw Materials (U.S.) Metals CDN Fund Series, Brookshire Raw Materials (U.S.) Energy USD Fund Series, Brookshire Raw Materials (U.S.) Energy CDN Fund Series, Brookshire Raw Materials (U.S.) Accelerated Core USD Fund Series, and Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund Series.
The Trust filed a registration statement on Form S-1 (File No. 333-136879), which was declared effective on September 24, 2007. As of September 30, 2007 no Units of the Trust were issued and outstanding other than 50 initial units to the Managing Owner and the Trust has not commenced trading. Until the Initial Offering Period of the Trust closes, all subscription proceeds received prior to that date will be held in an escrow account by a major financial institution selected by the Managing Owner, as Escrow Agent. If the minimum requisite Units are not sold for any Fund within the Initial Offering Period and any extension thereof, the Escrow Agent will promptly send a refund to each investor of the applicable Fund, without interest and without deduction of any fees or other amounts, after the end of the Initial Offering Period (or such extension). During the Continuous Offering Period, the net subscription proceeds will be turned over to such Fund for trading.
In March 2005, BrookshireTM Raw Materials Group Inc., an Ontario, Canada incorporated company, or Brookshire, which is an affiliate of the Managing Owner, developed the BrookshireTM International Raw Materials Index, or BIRMITM, which is an index that is notionally composed of raw materials employed in the world economy and traded in developed markets as commodity futures and forward contracts. Each commodity is allocated a fixed weight within the BIRMITM. The 26 commodities that currently comprise the BIRMITM range from metals and minerals (such as gold, silver, aluminum and lead) and energy products (such as oil, gasoline and natural gas) to agricultural products (such as corn, cotton and wheat).
In addition to the BIRMITM, Brookshire also has developed four indices that are derived from the BIRMITM, which have commodities weights that approximately correspond with the commodities in that sector contained in the BIRMITM. These indices are: Brookshire International Raw Materials Sub-Index AgricultureTM, or BRMAGTM; Brookshire International Raw Materials Sub-Index Metals TM, or BRMMETM; Brookshire International Raw Materials Sub-Index Energy TM, or BRMENTM; and Brookshire International Raw Materials Sub-Index Accelerated TM, or BRMXLTM.

Each of the indices only notionally purchases futures and forward contracts and except for the BRMXLTM, only to the extent that the indices have available funds or cash cover. The BRMXLTM notionally purchases approximately 50% more commodity futures and forward contracts than it has available funds or cash cover.
Each of the indices is separately maintained in U.S. Dollars and Canadian Dollars. As part of maintaining indices separately in U.S. and Canadian Dollars, each of the indices invests funds in excess of applicable margin requirements in a portfolio of investment grade fixed income securities, cash and cash equivalents of the same currency denomination as that of the applicable Fund. Income in respect of an index’s fixed income investments is allocated to that index.
Each Fund will engage in the speculative trading of a diversified portfolio of futures and forward contracts designed to approximately replicate the investment methodology of its corresponding index. Each Fund will purchase long-only positions (no short positions) in a commodities portfolio of commodity futures and forward contracts, or the Commodities Portfolio.
Critical Accounting Policies
Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s and the Funds’ application of these policies will involve judgments and actual results may differ from the estimates used.
Liquidity and Capital Resources
The Trust will raise capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it makes no capital expenditures and has no capital assets which are not operating capital or assets.
The Managing Owner is responsible for the payment of all of the ordinary expenses associated with the organization of the Trust and the offering of each Fund, except for the subscription fee and ongoing trailing fees. As a result, less than 100% of each Fund’s offering proceeds will initially available for that Fund’s trading activities.
The Funds have not yet commenced operations. Once a Fund commences operations, it is anticipated that a portion of its total net assets will be allocated to commodity futures and forward contracts trading. The balance of each Fund’s net asset value will be held in cash, cash equivalents or investment grade fixed income securities, which will be used as margin for the Fund’s trading in commodity futures and forward contracts. The percentage that U.S. Treasury bills and other fixed income securities will bear to the total net assets will vary from period to period as the market values of the exchange-traded futures contracts and forward contracts change. The balance of the net assets will be held in each Fund’s commodity trading account. Interest earned on the Funds’ interest-bearing funds will be paid to the applicable Fund.
Most United States commodity futures exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect a Fund’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent a Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, a Fund may not be able to execute futures or forward trades at favorable prices if little trading in such contracts is taking place.
Trading in forward or other over-the-counter contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time and difficulty required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay and difficulty could be exacerbated to the extent a counterparty is not a United States person. However, the Managing Owner intends that any commodity futures and forward contracts traded by a Fund will be exchange-traded, except when the Managing Owner, in its sole discretion, determines that to do so would not be reasonably practicable.

Other than these limitations on liquidity, which are inherent in a Fund’s trading operations, and the limitations on liquidity discussed below, each of the Funds’ assets are expected to be highly liquid.
Market risk
Trading in futures and forward contracts will involve each of the Funds entering into contractual commitments to purchase or sell futures or forward contracts for commodities within each of the applicable indices at a specified date and price. The market risk associated with each Fund’s commitment to purchase commodities futures and forward contracts will be limited to the gross or face amount of the contracts held. However, should a Fund enter into a contractual commitment to buy or sell a commodities contract, it would be required to take or make delivery of the underlying commodities at the contract price and then resell or repurchase the contract at prevailing market prices or settle in cash. Since the resale or repurchase price to which the commodities futures and forward contracts can rise is unlimited, entering into commitments to buy or sell such commodities will expose a Fund to theoretically unlimited risk.
Each Fund’s exposure to market risk will be influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of a Fund’s speculative trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of an investor’s capital.
Credit risk
When a Fund enters into futures or forward contracts, a Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions. When a Fund enters into a forward contract, the counterparty to the contract is not a clearinghouse associated with an exchange, but rather the party with which the Fund entered into the contract, which will typically be a bank, dealer or other financial institution in the relevant forward market. Thus, forward contracts may have greater risk than futures contracts because forward contracts lack the credit support provided by a clearinghouse. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to a Fund.
The Managing Owner will attempt to minimize these market and credit risks by requiring the Funds to abide by various trading limitations and policies, which will include limiting margin accounts, trading only in liquid markets and permitting the use of stop-loss provisions.
Results of Operations
The Trust has not yet commenced operations and has not yet accepted any subscriptions.
Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.
The Funds have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance-sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements which are in the best interests of the Funds and are entered into in the normal course of business, which may include provisions related to indemnification of service providers against certain risks arising in the course of their performing services for the Funds. While each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the financial position of any Fund.
Each Fund also will have contractual obligations to the Managing Owner and the commodity brokers. Management and Operating Fee payments to the Managing Owner will be calculated as a fixed percentage of each Fund’s notional net asset value. Commission payments to future commission merchants will be on a contract-by-contract, or round-turn, basis, and will be covered by the Management and Operating Fee. A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase. These agreements with future commission merchants are effective for one-year terms, renewable automatically for additional one-year terms.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Funds are speculative commodity pools. The commodity futures, forward contracts and fixed income securities which are held by the Funds are acquired for speculative trading purposes, and all or a substantial amount of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main line of business.
Market movements result in frequent changes in the fair market value of each Fund’s open positions and, consequently, in each Fund’s earnings and cash flow. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the open positions and the liquidity of the markets in which trades are made. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance for any Fund is not necessarily indicative of the future results of such Fund.
The Funds’ primary market risk exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Funds. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in a Fund.
Quantitative Market Risk
The Funds have not yet commenced trading.
Qualitative Market Risk
The Funds have not yet commenced trading.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a) -15 (e) under the Securities Exchange Act of 1934) as of September 30, 2007 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust required to be included in the Trust’s periodic SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes made in our internal controls during the first quarter that have materially affected or are reasonably likely to materially affect the Trust’s internal controls or financial reporting.

PART II OTHER INFORMATION
Item 1 Legal Proceedings
None
Item 1a Risk Factors
There have been no material changes to the risk factors relating to the Brookshire Raw Materials (U.S.) Trust from those previously disclosed in the Trust’s prospectus on Form S-1, under the caption “Risk Factors”.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
None
Item 6 Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1	Placement Agent Agreement by and among Brookshire Raw Materials Management, LLC and the Oakbrook Investment Brokers, Inc.*
4.1	Declaration of Trust and Amended and Restated Trust Agreement of the Registrant*
4.2	Form of Subscription Agreement*
4.4	Form of Custodian Agreement*
4.5	License Agreement*
31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.10	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.11	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.19	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.20	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.21	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
31.22	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)
32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

*	As previously filed as like-numbered exhibit to the initial filing or the first, second, third, fourth, fifth, six, seventh or eighth pre-effective amendment to Registration Statement No. 333-136879 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Core USD Fund Series a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Core CDN Fund Series a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Agriculture USD Fund Series a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Agriculture CDN Fund Series a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Metals USD Fund Series a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Metals CDN Fund Series a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Energy USD Fund Series a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Energy CDN Fund Series a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund Series a Series of the Brookshire Raw Materials (U.S.)Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund Series a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: November 16, 2007	By:	/s/ John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Chief Financial Officer
of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust