Form 10-K
period 2007-12-31
Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund; Brookshire Raw Materials (U.S.) Energy CDN Fund; Brookshire Raw Materials (U.S.) Metals USD Fund; Brookshire Raw Materials (U.S.) Agriculture USD Fund; Brookshire Raw Materials (U.S.) Core CDN Fund; Brookshire Raw Materials (U.S.) Metals CDN Fund; Brookshire Raw Materials (U.S.) Agriculture CDN Fund; Brookshire Raw Materials (U.S.) Core USD Fund; Brookshire Raw Materials (U.S.) Accelerated Core USD Fund; Brookshire Raw Materials (U.S.) Trust
filed 2008-04-15
CIK 1404176, 1404179, 1404189, 1404191, 1404183, 1404180, 1404182, 1404193, 1404185, 1372989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-1372989
BROOKSHIRE RAW MATERIALS (U.S.) TRUST
BROOKSHIRE RAW MATERIALS (U.S.) CORE USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) CORE CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) AGRICULTURE USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) AGRICULTURE CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) METALS USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) METALS CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ENERGY USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ENERGY CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ACCELERATED CORE USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ACCELERATED CORE CDN FUND SERIES
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
Brookshire Raw Materials (U.S.) Energy CDN Fund Series
Brookshire Raw Materials (U.S.) Accelerated Core USD Fund Series
Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund Series

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days
	Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Units of beneficial interest (“Units”) of the series of the Brookshire Raw Materials (U.S.) Trust (the “Trust”) are not traded on any market and, accordingly, do not have an aggregate market value. The registration statement of the Trust became effective on September 24, 2007. Units in the each Fund are currently being offered to prospective subscribers. No Fund has yet achieved the minimum subscription level needed in order for subscriptions for such Fund to be released from escrow and for such Fund to commence operations. Accordingly, no Units have been issued to Limited Owners as of either December 31, 2007 or the date of this report.
Documents Incorporated by Reference
None

PART I			3
	Item 1	Business	3
	Item 1A	Risk Factors	6
	Item 1B	Unresolved Staff Comments	19
	Item 2	Properties	19
	Item 3	Legal Proceedings	19
	Item 4	Submission of Matters to a Vote of Security Holders	20
PART II			20
	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
	Item 6	Selected Financial Data	21
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	30
	Item 8	Financial Statements and Supplementary Data	30
	Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	30
	Item 9A	Controls and Procedures	30
	Item 9B	Other Information	31
PART III			31
	Item 10	Directors, Executive Officers and Corporate Governance	31
	Item 11	Executive Compensation	33
	Item 12	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
	Item 13	Certain Relationships and Related Transactions, and Director Independence	34
	Item 14	Principal Accounting Fees and Services	34
PART IV			35
	Item 15	Item 15. Exhibits, Financial Statement Schedules	35
		Signatures	36
EX-10.1: PLACEMENT AGENT AGREEMENT
EX-10.3: SUBSCRIPTION ESCROW AGREEMENT
EX-10.4: CUSTODY AGREEMENT
EX-10.5: FORM OF SUBSCRIPTION AGREEMENT
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
EX-32.9: CERTIFICATION
EX-32.10: CERTIFICATION
EX-32.11: CERTIFICATION
Special Note About Forward-Looking Statements
THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER ITEM 1A AND ELSEWHERE IN THIS REPORT, AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.
YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS. EXCEPT AS EXPRESSLY REQUIRED BY THE FEDERAL SECURITIES LAWS, THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS OR THE RISKS, UNCERTAINTIES OR OTHER FACTORS DESCRIBED HEREIN, AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CHANGED CIRCUMSTANCES OR FOR ANY OTHER REASON AFTER THE DATE OF THIS REPORT.
UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2007, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I
Item 1. BUSINESS
General development of business
Brookshire Raw Materials (U.S.) Trust (the “Trust”) was formed on August 17, 2006 as a Delaware statutory trust pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust will terminate on August 1, 2050, unless sooner terminated under the Trust Agreement or as otherwise provided by law. The Trust is organized in ten separate series (each individually, a “Fund,” and collectively, the “Funds”), five of which are denominated in U.S. dollars (referred to as the “USD Funds”) and five of which are denominated in Canadian dollars (referred to as the “CDN Funds”) as follows:
(1)	Brookshire Raw Materials (U.S.) Core USD Fund (the “Core USD Fund”);

(2)	Brookshire Raw Materials (U.S.) Core CDN Fund (the “Core CDN Fund”, and together with the Core USD Fund, the “Core Funds”);

(3)	Brookshire Raw Materials (U.S.) Agriculture USD Fund (the “Agriculture USD Fund”);

(4)	Brookshire Raw Materials (U.S.) Agriculture CDN Fund (the “Agriculture CDN Fund”, and together with the Agriculture USD Fund, the “Agriculture Funds”);

(5)	Brookshire Raw Materials (U.S.) Metals USD Fund (the “Metals USD Fund”);

(6)	Brookshire Raw Materials (U.S.) Metals CDN Fund (the “Metals CDN Fund”, and together with the Metals USD Fund, the “Metals Funds”);

(7)	Brookshire Raw Materials (U.S.) Energy USD Fund (the “Energy USD Fund”);

(8)	Brookshire Raw Materials (U.S.) Energy CDN Fund (the “Energy CDN Fund”, and together with the Energy USD Fund, the “Energy Funds”);

(9)	Brookshire Raw Materials (U.S.) Accelerated Core USD Fund (the “Accelerated Core USD Fund”); and

(10)	Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund (the “Accelerated Core CDN Fund”, and together with the Accelerated Core USD Fund, the “Accelerated Core Funds”).
The Trust and Funds have registered for sale $500 million of units of beneficial interest (“Units”) in the Trust and Funds pursuant to a registration statement on Form S-1 that became effective on September 24, 2007. Brookshire Raw Materials Management, LLC (the “Managing Owner”), a Delaware limited liability company, is the commodity pool operator of the Trust and each Fund. The trustee of the Trust and each Fund is CSC Trust Company, a Delaware banking corporation (the “Trustee”). Under the Trust Agreement, the Trustee has delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Trust and each Fund and accordingly, the Trustee has only nominal duties and liabilities to the Trust and each Fund. JPMorgan Chase Bank, N.A. is the escrow agent and custodian for the Trust and each Fund.
Units in each Fund are being offered for subscription during the initial offering period (which will continue until May 21, 2008, unless a Fund’s subscription minimum is reached before that date). Each Fund may commence operations at any time following the sale of its subscription minimum to limited owners. During the initial offering period, the purchase price of Units is USD$10.00 per USD Fund Unit and CDN$10.00 per CDN Fund Unit. During that initial offering period, all subscription funds for each Fund are being deposited into segregated escrow accounts in the name of that Fund with JPMorgan Chase Bank, N.A. and held by JPMorgan Chase Bank, N.A., in each case in its capacity as the escrow agent to the Trust and the Funds. If the minimum required subscription amount for a Fund is reached during the initial offering period, the escrowed funds for that Fund will be released to the applicable Fund for trading purposes. If the minimum required subscription amount for a Fund is not reached during the initial offering period, the offering for such Fund will be terminated, and all escrowed funds for that Fund will promptly be refunded to each investor in the applicable Fund, without interest and without deduction of any fees or other amounts.
After the closing of the initial offering period for Funds that have met their subscription minimums and have not otherwise closed or terminated their offering, Units in those Funds will be offered during a continuous offering period at a per-Unit purchase equal to the net asset value per Unit of the applicable Fund as of 6:00 pm New York time on the trading day preceding the effective date of the purchase. During that continuous offering period, net subscription proceeds for Units will be turned over to the applicable Funds for trading.

At the time of organization of the Trust, the Managing Owner subscribed for, and currently owns, ten Units in each of the Core USD Fund, the Agriculture USD Fund, the Metals USD Fund, the Energy USD Fund and the Accelerated Core USD Fund. As of the date of this annual report, those are the only outstanding Units in any of the Funds. Because the required minimum amount of subscriptions have not yet been reached for any Fund, no Units have been issued to limited owners, and no Fund has commenced trading operations.
Financial information about industry segments.
The Trust’s and Funds’ business constitutes only one segment, i.e., speculative trading of a diversified portfolio of futures and forwards contracts designed to approximately replicate the investment methodology of corresponding indices. The Trust and Funds do not engage in the sale of goods and services. Financial information regarding the Trust’s and the Funds’ business is set forth in Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”
Narrative description of business.
The Funds’ investment activities are designed to approximately replicate the investment methodology of certain indices developed by Brookshire Raw Materials Group Inc. (“Brookshire”), an Ontario, Canada incorporated company and the parent company of the Managing Owner.
The first index is the Brookshire International Raw Materials Index (the “BIRMI”), which is notionally composed of raw materials employed in the world economy and traded in developed markets as commodity futures and forward contracts. Each commodity is allocated a fixed weight within the BIRMI. The 26 commodities that currently comprise the BIRMI range from metals and minerals (such as gold, silver, aluminum and lead) and energy products (such as oil, gasoline and natural gas) to agriculture products (such as corn, cotton and wheat). The BIRMI will only notionally purchase futures and forward contracts to the extent that it has available funds or cash cover.
Brookshire has developed three other indices that are derived from certain segments of the BIRMI, each with commodities weights that approximately correspond with the commodities contained in the relevant segment of the BIRMI. These indices are the Brookshire International Raw Materials Sub-Index Agriculture (“BRMAG”), the Brookshire International Raw Materials Sub-Index Metals (“BRMME”); and the Brookshire International Raw Materials Sub-Index Energy (“BRMEN”). Each of these indices will only notionally purchase futures and forward contracts to the extent that such index has available funds or cash cover.
Finally, Brookshire has also developed another index, the Brookshire International Raw Materials Sub-Index Accelerated (“BRMXL”), which is composed of the same commodities as the BIRMI but which notionally purchases approximately 50% more commodity futures and forward contracts than it has cash to cover.
Each of these indices is separately maintained in U.S. and Canadian dollars. Each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents, or the Fixed Income Portfolio, of the same currency denomination as that of the applicable index. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices consist solely of obligations backed by the full faith and credit of the U.S. federal government, including U.S. Treasury bills, notes and bonds, and issues of the Federal Home Loan Bank, Federal Farm Credit Bank, and other similar U.S. federal government agencies. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices do not include obligations of “government sponsored enterprises” such as the Federal National Mortgage Association (commonly known as “FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (commonly known as “Freddie Mac”) or collateralized mortgage obligations or other derivative instruments. The Fixed Income Portfolios of the Canadian denominated indices consist solely of Canadian or Canadian Provincial Government T-Bills, notes and bonds, and Canadian cash and cash equivalents. The Fixed Income Portfolio of each Fund will be comprised of the same type of fixed income securities, cash and cash equivalents as the Fixed Income Portfolio of its applicable index.
Because the investment objectives of each Fund are to approximately replicate the investment methodology of its corresponding index, commodity futures and forward contracts will not generally be traded to profit from anticipated price fluctuations. For example, the Core USD Fund and the Core CDN Fund will trade a portfolio of futures and forward contracts designed to approximately replicate the investment methodology of the BIRMI. Each Fund will purchase long-only positions in a commodities portfolio of commodities futures and forward contracts. Assets of each Fund not required by such Fund to satisfy minimum commodities futures and forward contract margin requirements will be invested in a portfolio of government treasury securities and other high credit quality short-term fixed income securities and cash and cash equivalents generally of the same currency denomination as that of the applicable Fund (namely U.S. dollars or Canadian dollars).
In connection with the operation, marketing and related activities for the Trust and each Fund, Brookshire has entered into a license agreement with the Managing Owner and the Trust (on behalf of each Fund). The license agreement grants the Managing Owner and the Trust (on behalf of each Fund) a royalty-free, fully paid-up, nonexclusive, non-transferable, non-assignable and non-sub-licensable right to the applicable index, the related trading methodologies and related intellectual property to be utilized by each Fund, as well as to the appropriate trademarks owned by Brookshire in the United States.
Each Fund will pay to the Managing Owner a management and operating fee (the “Management and Operating Fee”) equal to 3% per annum of each Fund’s nominal net asset value, calculated daily and payable on a monthly basis. This Management and Operating Fee will cover the management fees payable to the Managing Owner; expenses related to the organization and offering of Units; fees payable to the escrow agent and custodian; brokerage and futures commission merchants commissions and transaction fees; all routine on-going operational, administrative and other ordinary expenses; monthly license fees; and certain expenses of the Managing Owner and any affiliates retained by it incurred on behalf of the Trust and the Funds. The Management and Operating Fee does not include extraordinary fees or fees payable by limited owners (such as the subscription fee, trailing servicing fees, redemption fees or other fees and expenses incurred by the Funds or a Trust as a result of the actions of limited owners).
Neither the Trust nor any Fund has any officers, directors or employees. Under the terms of the Trust Agreement, the Managing Owner manages the Trust’s and each Fund’s business and affairs, and directs the trading activities for each Fund. The Managing Owner is directly responsible for calculating the net asset value and notional net asset value of each Fund and all fees and expenses, if any, to be paid by each Fund, and for preparing monthly and annual reports to limited owners, filing reports required by the Commodities Futures Trading Commission (the “CFTC”), the Securities and Exchange Commission (“SEC”) and any other federal or state agencies or self-regulatory organizations. The Managing Owner will also provide suitable facilities and procedures for handling and executing redemptions, exchanges, transfers and distributions (if any), and the orderly liquidation of each Fund. The Managing Owner will be responsible for selecting futures commission merchants for the Trust and for each Fund. The Managing Owner may retain affiliates to provide certain administrative services necessary to the prudent operation of the Trust or any Fund.
Under the Trust Agreement, the Managing Owner’s officers, directors and certain other related persons, as well as the Trustee and certain related persons, are indemnified against certain liabilities arising out of the performance of their duties to the Trust and/or the Funds. In addition, in the normal course of business, the Funds enter into contracts with service providers, which also provide for indemnifications by the Funds. The Funds’ maximum exposure under these agreements is unknown as this would involve any future claims that may be made against the Funds.
Regulation
The Trust and the Funds are subject to regulation by national regulatory authorities such as the SEC, the CFTC, the National Futures Association (the “NFA”), and the Financial Industry Regulatory Authority. Under the Commodity Exchange Act, as amended, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of, among others, commodity trading advisors and commodity pool operators. The Commodity Exchange Act requires commodity pool operators and commodity trading advisors such as the Managing Owner and commodity brokers or futures commission merchants such as the Trust’s and the Funds’ commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s and Funds’ commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator or a commodity trading adviser were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust and the Funds. Should the Managing Owner’s registration be suspended, termination of the Trust and the Funds may result.
The CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Trust and the Funds, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Trust or a Fund may also trade in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Trust and the Funds may also trade on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency.
In addition to registration requirements of the SEC and the CFTC, the offering and sale of Units in each state is governed by the securities laws and regulations of that state. Units may only be offered and sold in a state where the applicable state securities administrator has approved the registration of Units for offering and sale in such state. As of April 8, 2008, the registration of Units has been approved in 30 states, and applications for registration of Units are pending in 14 states and jurisdictions. State securities laws and regulations, and the interpretations of such laws and regulations, may vary widely from state to state. Accordingly, it is possible that Units may be registered for offer and sale in some states, but denied from registration, required to be withdrawn from registration, or limited to certain purchasers in other states. Such denials, withdrawals or limitations may reduce the number of subscribers in the Funds, which in turn may affect the viability and success of the Trust and the Funds.
Financial Information about Geographic Areas
Although the Trust and the Funds may trade in the various futures and forward markets around the world, neither the Trust nor any Fund has operations outside of the U.S.
Recent Events
As has been widely reported, the U.S. securities markets have been experiencing significant fluctuations, based in part on a slow down in the U.S. economy, tightening credit and market fluctuations for certain types of securities. Such factors and others could significantly adversely affect the value of commodity futures, forwards and the fixed income securities included in the Brookshire indices and the Funds in a very short time.
The yield earned by the fixed income securities included in the Brookshire indices and Funds is subject to changes in interest rates. As a result, in part, of actions of the U.S. Federal Reserve Bank, short-term interest rates have been declining. A decline in short-term interest rates would lower the yield of the fixed income securities held by the Funds and the overall return on an investor’s investment.
In November 2006, Brookshire Raw Materials (Canada) Fund, a unit trust established in the Province of Ontario, Canada (the “Canadian Fund”), commenced operations. The Canadian Fund was structured for retail Canadian investors, and was not registered for sale in the U.S. Brookshire, the parent company of the Managing Owner, served as the pool operator of the fund, and utilized the same trading methods that will be utilized in each Fund’s proposed trading program. As with each Fund, the Canadian Fund’s trading was designed to replicate to replicate the positions that comprised the corresponding indices from time to time. The Canadian Fund was terminated effective December 27, 2007.
Available Information
The Trust and each Fund files quarterly, annual and current reports with the SEC and the NFA. These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. In addition, these reports are available on the Managing Owner’s website at http://www.brookshirerawmaterials.com/funds/u.s.trust/filings/. The Trust and the Funds’ filings will also be posted on the SEC’s website at http://www.sec.gov.
Item 1A. RISK FACTORS
RISKS RELATING TO OPERATION OF THE TRUST AND EACH FUND
BrookshireTM Raw Materials Management, LLC, the Managing Owner, viewed as a stand-alone entity, has incurred losses from operations, has a negative working capital and a members’ deficit, and its auditors have expressed doubt about its ability to continue as a going concern.
Investors will invest in one or more Funds, and not the Managing Owner. However, in considering an investment in the Funds, because of the Managing Owner’s role in managing the Trust and the Funds, prospective investors should be aware that the Managing Owner has incurred losses from operations and has a negative working capital from operations and a member’s deficit. The Managing Owner’s auditors have also expressed doubts about the Managing Owner’s ability to continue as a going concern. In part, this financial condition of the Managing Owner results from the fact that the Managing Owner’s financial statements, and the audit of those financial statements, take into account only the financial condition of the Managing Owner, and not the financial condition of Brookshire, and BrookshireTM and Company Ltd., an entity incorporated under the laws of Ontario, Canada (“Brookshire Ltd.”), the direct and ultimate parent companies, respectively, of the Managing Owner (although prospective investors should be aware that neither Brookshire Ltd. or Brookshire are legally obligated to provide financial support for the Managing Owner). The financial condition of the Managing Owner also results in part from the fact that the Managing Owner was established to manage the Trust and the Funds and undertaking the offering of the Trust and the Funds has been the principal activity of the Managing Owner to date. Brookshire Ltd. and Brookshire have provided the Managing Owner with sufficient cash to enable the Managing Owner to operate until the close of the initial offering period and trading commences for the Funds. Once the closing of the initial offering period occurs and trading commences for the Funds, the Managing Owner believes that the Management and Operating Fee will provide sufficient working capital for the Managing Owner to operate and to fulfill its obligations going forward, even if only the subscription minimums for the Funds are sold.
Conflicts of interest exist in the structure and operation of the Trust and each Fund.
A number of actual and potential conflicts of interest exist in the operation of the Trust’s and each Fund’s business. The Managing Owner and its principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Trust’s or any Fund’s business, which also presents the potential for numerous conflicts of interest with the Trust and one or more Funds. The Managing Owner has discretionary authority over all distributions made by each Fund. In view of each Fund’s objective of seeking significant capital appreciation, the Managing Owner currently does not intend to make any distributions, but has the sole discretion to do so from time-to-time. Greater management fees will be generated for the benefit of the Managing Owner if a Fund’s assets are not reduced by distributions to such Fund’s limited owners. As a result of these and other relationships, parties involved with the Trust may have a financial incentive to act in a manner other than in the best interests of the Trust and its limited owners. The Managing Owner has not established, and has no plans to establish, any formal procedures to resolve these and other conflicts of interest. Consequently, there is no independent control over how the Managing Owner will resolve these conflicts on which limited owners can rely in ensuring that the Trust is treated equitably. The Managing Owner is also the operator of the other investment funds. A potential conflict of interest may arise in a situation in which the Funds are in competition with the Private Fund and/or the Private Account. For example, if the Funds and the other funds and accounts managed by the Managing Owner are buying the same positions at the same time, such buying may result in higher prices for each of them. This may also create a conflict of interest with respect to the Managing Owner’s and its principals’ and employees’ commitment to the Trust (or any individual Fund) of its resources.
The purchase of Units by the Managing Owner or its members or their affiliates may create conflicts of interest for them.
Pursuant to applicable law, the Managing Owner is required to make a permanent investment in the Funds equal to the greater of $25,000 or 1% of the Units. The Managing Owner intends to purchase the applicable amount of Units to fulfill this legal obligation. In addition, the Managing Owner and its members and their affiliates may, but are not required to, purchase Units for their own account. There is no limit on the number of Units that the Managing Owner is permitted to purchase. Any purchase of Units by the Managing Owner or its members or their affiliates should not be relied upon as an indication of the merits of the offering of the Units. Conflicts of interest will arise if the Managing Owner or its members or their affiliates hold a substantial number of Units, even though their votes may not be counted on certain matters under the Trust Agreement. For example, conflicts of interest could arise regarding the dissolution of a Fund because the dissolution of such Fund would terminate the Managing Owner’s compensation from such Fund. Any investments in the Funds by members of the families of any such affiliates or members could increase the risks discussed in this paragraph.
Neither the Trust nor any Fund has an operating history, and you have no performance information on which to evaluate an investment in a Fund.
None of the Funds has commenced trading and none of the Funds has a performance history upon which to evaluate your investment. The Private Account and the Private Fund have only a limited performance history. Although past performance is not necessarily indicative of future results, if a Fund had a performance history (and if the other funds and accounts managed by the Managing Owner had a more extensive performance history) such performance history might provide you with more information on which to base your investment decision. You will therefore have to make your decision to invest in a Fund without such potentially useful information.
Each Fund will be charged fees and expenses regardless of profitability, which may result in a depletion of assets.
Each Fund will be charged a Management and Operating Fee equal to 3% per annum of its net asset value, calculated daily and payable monthly, regardless of whether such Fund’s activities are profitable. Each Fund must earn trading gains sufficient to cover these fees and expenses before it can earn any profit.
The Trust and Funds may receive less favorable terms upon renewing existing or entering into new contractual relationships.
Agreements to which the Trust and/or one or more Funds are party may be terminated under certain circumstances. For example, the clearing agreements between the futures commission merchant (“FCM”) and each Fund generally are terminable by the FCM once the FCM has given the required notice. Upon termination of a clearing agreement, the Managing Owner may be required to make other arrangements for obtaining clearance services if the Trust intends to continue trading in commodity futures and forward contracts at a similar level. The services of the FCMs or the counterparties to the other agreements may not be available, or even if available, may not be available on terms as favorable as those contained in the expired or terminated agreements.
You will be limited in your ability to transfer or redeem Units.
The Trust Agreement restricts the transferability and assignability of Units of each Fund. There is not now, nor is there expected to be, a primary or secondary trading market for Units in any Fund. No direct or indirect transfers, assignments or hypothecations of Units may be made other than with the consent of the Managing Owner, which consent may be withheld in its sole and absolute discretion. There are also various other restrictions on the persons and entities to which Units can be transferred. Any transfer, assignment or hypothecation in violation of the foregoing shall be null and void. Restrictions are also imposed on Redemptions. For example, if you redeem all or a portion of your Units prior to the end of the 90-day period following the effective date of your purchase of such Units (in the case of Units purchased during the initial offering period, within 90 days following the commencement of trading), you will be charged a redemption fee of 2% of the net asset value at which your Units are redeemed, unless waived by the Managing Owner. Such redemption fee will be payable to the Managing Owner. The Managing Owner may require the compulsory redemption of your interest in a Fund, in whole or in part, as set forth herein and in the Trust Agreement. Furthermore, the Managing Owner may suspend or limit redemptions for certain reasons.
You have limited rights, and you cannot prevent the Trust or any Fund from taking actions which could cause losses.
Pursuant to the Trust Agreement, you will exercise no control over the Trust’s or any Fund’s day-to-day business activities. Therefore, the Trust and each Fund may take certain actions and enter into certain transactions or agreements without soliciting your consent.
An unanticipated number of redemption requests during a short period of time could have an adverse effect on the net asset value of a Fund.
If a substantial number of redemption requests for Units in a Fund are received by the Managing Owner during a relatively short period of time, such Fund may not be able to satisfy the requests from funds not committed to trading. As a consequence, it may be necessary to liquidate such Fund’s trading positions before the time that the corresponding index would dictate liquidation. If this were to occur, it could affect adversely the net asset value per Unit of such Fund, not only for limited owners redeeming Units but also for non-redeeming limited owners. Moreover, the redemption price for Units in a Fund is based on the net asset value per Unit of such Fund at the time the Fund’s net assets are valued (which is generally 6:00 p.m. New York time on each day the New York Mercantile Exchange is open for business), which value could be less than the initial price a limited owner paid for his or her Units.

A Redemption may be delayed if the settlement price is unavailable on the date of the net asset value calculation, or in certain instances the redemption price might not precisely reflect the net asset value of a Fund.
The Managing Owner may delay honoring a redemption request if the net asset value of the applicable Fund on a redemption date will not accurately reflect the realizable market value of commodity futures and forward contracts held by such Fund on such day. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. As a result of the daily limit, the current settlement price would be unavailable. Because the settlement price on the most recent day on which the position could have been liquidated would be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the net asset value of the applicable Fund could be under- or overstated, perhaps to a significant degree. Therefore, due to the unavailability of the settlement price, the redemption may be delayed until such settlement price becomes available.
You will have less diversification and therefore be taking more risk by investing in a Fund other than the Core Funds.
Investing in a Fund that tracks one sector of commodities, like a Metals Fund, will not provide you with the same diversification as investing in the Core Funds that track the entire BIRMI.
The Managing Owner will, and affiliates of the Managing Owner may, purchase Units to satisfy the subscription minimum.
The Managing Owner will, and affiliates of the Managing Owner may, subscribe for Units during the initial offering period and any such Units subscribed for by such persons will be counted in determining whether the subscription minimum for any Fund has been reached. Any such subscriptions by such affiliated persons will, absent waiver of part or all of the Management Fee or other waivers of fees and expenses, be on the same terms as subscriptions by unaffiliated limited owners.
Unforeseen circumstances may have an adverse effect on your investment.
Unforeseen circumstances may cause a loss of your investment or upset your investment portfolio. Such circumstances include:
•	changing supply and demand relationships;

•	weather and other environmental conditions;

•	acts of God;

•	agricultural, fiscal, monetary and exchange control programs and policies of governments;

•	national and international political and economic events and policies;

•	change in rates of inflation; and

•	general emotions and psychology of the marketplace, which at times can be irrational and totally unrelated to other more tangible factors.
These risks are discussed more below in the risk factor titled “You may lose some or all of your investment if commodity futures and forward prices, which are highly unpredictable and volatile, decrease.”
The parent companies of the Managing Owner are not legally obligated to provide financial support for the Managing Owner.
The Managing Owner is a wholly owned subsidiary of Brookshire, which itself is a wholly owned subsidiary of Brookshire Ltd., an entity incorporated under the laws of Ontario, Canada. Brookshire and Brookshire Ltd. have provided the Managing Owner with sufficient cash to enable the Managing Owner to operate until the close of the initial offering period and trading commences for the Funds. Once the closing of the initial offering period occurs and trading commences for the Funds, the Managing Owner believes that the Management and Operating Fee will provide sufficient working capital for the Managing Owner to operate and to fulfill its obligations going forward, even if only the subscription minimums for the Funds are sold. However, in considering an investment in the Funds, prospective investors should be aware that neither Brookshire nor Brookshire Ltd. are legally obligated to provide financial support for the Managing Owner.

The Trust or a specific Fund could terminate before you achieve your investment objective, thereby causing potential loss of your investment or upsetting your investment portfolio.
The Managing Owner may terminate the Trust or a Fund in the event the Trust’s or a Fund’s aggregate net assets in relation to the operating expenses of the Trust or such Fund makes it unreasonable or imprudent to continue the business of the Trust or Fund. Events also may make it unreasonable or imprudent for the Trust or a Fund to continue, including but not limited to, prolonged market disruptions causing the markets to become illiquid and significantly decreasing the net asset value of the Trust or a Fund, or as a result of such market disruptions, settlement prices being continuously unavailable, thereby limiting the Managing Owner’s ability to calculate the net asset value of the Trust or a Fund or its Units. Additionally, once Funds commence trading, and on each date (approximately once a month) that the commodities within each index are re-aligned to their allocated weights within the applicable index, to the extent reasonably possible, by notionally buying or selling futures or forward contracts, as appropriate, the Managing Owner will purchase futures or forwards contracts for each of the Funds on an aggregated basis to reduce transaction trading fees. If the value of the Trust or the Funds decrease to a level where the Funds are only buying a small number of contracts, the Funds’ trading costs may increase, possibly to a level making the purchase of such contracts prohibitively expensive, making it unreasonable or imprudent, in the discretion of the Managing Owner, for the Funds to continue operations. Withdrawal of the Trust’s Managing Owner or suspension or revocation of the Managing Owner’s registration with the CFTC or membership in the NFA could cause the Trust to terminate before its stated termination date of August 1, 2050. The Trust’s or a Fund’s termination could upset the overall maturity and timing of your investment portfolio and cause the liquidation and potential loss of your investment.
The Trust is not a regulated investment company and thus is subject to different protections than a regulated investment company.
The Trust is not an investment company subject to the Investment Company Act of 1940, as amended. Accordingly, you do not have the protections afforded by that statute. For example, the Investment Company Act requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager. Since the Trust is not a registered investment company, you will not benefit from such protections.
The Trust does not have a board of directors, or any operating committees of the board. The Managing Owner, which does not have any independent managers, manages the business and affairs of the Trust.
The Trust is a Delaware statutory trust. A Delaware statutory trust does not have a board of directors or any similar controlling body, or any committees of the board of directors such as audit or compensation committees. Under the terms of the Trust Agreement, the Trustee has delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Trust and the Funds. The Managing Owner is governed by a board of managers, who are appointed by Brookshire Ltd. The Managing Owner does not have any independent managers—managers whose position on the board constitutes the managers’ only relationship to the Managing Owner—on its board of managers. This lack of independent managers may create disincentives for the Managing Owner to act in the best interest of the Trust, the Funds, or limited owners.
Litigation could result in substantial additional expenses.
The Trust or any Fund could be named as a defendant in a lawsuit or regulatory action arising out of the activities of the Managing Owner. If this happens, the Trust or the applicable Fund will bear the costs of defending such suit or action and will be at further risk if its defense is unsuccessful which could result in losses to your investment.
The Managing Owner relies heavily on its key personnel to manage the Trust and each Fund, and the loss of such personnel could adversely affect the Trust or any Fund.
In managing and directing the day-to-day activities and affairs of the Trust and each Fund, the Managing Owner relies heavily on its principals. The Managing Owner is leanly staffed, so if any of its key persons were to leave or be unable to carry out his or her present responsibilities, it could have an adverse effect on the management of the Trust and each Fund.

Each Fund will have potential indemnification obligations.
Under certain circumstances, a Fund might be subject to significant indemnification obligations with respect to the Managing Owner or the Fund’s legal representatives, officers, directors, agents and servants. The Funds will not carry any insurance to cover such potential obligations and none of the foregoing parties will be insured for losses for which the Fund has agreed to indemnify them. Any indemnification paid by a Fund would reduce its net assets and, by extension, the value of its Units.
Limited owners will not be entitled to participate in management of the Trust or the Funds.
The Managing Owner acts as manager of the Trust and the Funds. Limited owners may not participate in the management or control of the Trust or the Fund in which they invest. The Trust Agreement provides, however, that certain actions may be taken or approved by vote of the Limited Owners. The Managing Owner is responsible for all of the Funds’ trading and no limited owner will have any input into any Fund’s trading.
Limited owners will be limited in their ability to remove the Managing Owner.
The Managing Owner may be removed on prior written notice by limited owners holding Units representing at least a majority (more than 50%) of the net asset value of each Fund (excluding Units held by the Managing Owner and its affiliates). If the Managing Owner is removed from any Fund, the license agreement between the Managing Owner and such Fund will terminate and such Fund may cease operations. These provisions may result in the inability to remove the Managing Owner despite poor performance.
Obligations incurred by a broker on behalf of the Fund which the broker is incapable of satisfying from the assets of the Fund may result in liability to the Fund, and failing that, liability to the limited owners.
The Trust Agreement provides that no limited owner shall be subject to any personal liability whatsoever and only a Fund’s property is intended to be liable and subject to levy or execution for satisfaction of any obligation or claim against such Fund. However, the law relating to investment trusts such as the Trust is not certain. Consequently, there is a risk that a limited owner could be held personally liable, notwithstanding provisions of the Trust Agreement, for obligations of a Fund (to the extent that claims are not satisfied by the assets of the Fund). In particular, limited owners should be aware that due to the operation of the derivatives markets, there is a risk that any obligations incurred by a broker on behalf of a Fund which the broker is incapable of satisfying from the assets of the Fund held on margin with the broker, may result in liability to the Fund, and failing that, liability to the limited owners. The risk to limited owners is based on U.S. jurisprudence which has held the beneficiaries of a business trust who are given rights such that the beneficiaries are deemed to exert control over the assets of the trust will be considered to be acting as principals through the trustee as their agent. Given the terms of the Trust Agreement, it is unlikely the limited owners have sufficient rights or powers in respect of any Fund to be considered to be exercising control thereof. The Managing Owner will also expressly disavow any liability on the part of the limited owners. Although the Trust will segregate and allocate the assets and liabilities of each Fund on its books, this arrangement will not be applicable to the Trust’s and the Funds’ FCMs since the assets of all the Funds will be held in one segregated account by the FCMs in the name of the Trust. Accordingly, an FCM may determine to liquidate contracts allocated to one Fund to satisfy margin requirement of another Fund otherwise than in accordance with the investment methodology of any Fund or the Managing Owner’s instructions, to the detriment of all limited owners.
Limited owners may incur additional liability because of the ambiguity of the Delaware trust statute respecting liability among several funds.
If other jurisdictions do not respect the separation of liability set up in the Delaware trust statute among the series or funds in a trust, it is possible that liability of one Fund may not be borne solely by that Fund and the limited owners in that Fund, but may be instead borne by the Trust as a whole and all the limited owners in the Trust. Except as otherwise set forth herein, the Trust has been formed in a manner and with the intention that each Fund will be liable only for obligations attributable to such Fund and limited owners will not be subject to the losses or liabilities of any Fund in which they have not invested. In the event that any creditor or limited owner of Units in any particular Fund were to assert against the Trust a valid claim with respect to its indebtedness or Units, it is intended that the creditor or limited owner would only be able to recover money from that particular Fund and its assets and from the Managing Owner through the Managing Owner’s ownership of Units in the applicable Fund. Accordingly, it is anticipated that the debts, liabilities, obligations, claims and expenses, or collectively, claims, incurred, contracted for or otherwise existing solely with respect to a particular Fund will be enforceable only against the assets of that Fund and against the Managing Owner and its assets (through the Managing Owner’s ownership of Units in the applicable Fund), and not against any other Fund or the Trust generally or any of their respective assets. The assets of any particular Fund include only those funds and other assets that are paid to, held by or distributed to the Trust on account of and for the benefit of that Fund, including, without limitation, funds delivered to the Trust for the purchase of Units in a Fund. This limitation on liability is referred to as the “Inter-Fund Limitation on Liability.” The Inter-Fund Limitation on Liability is expressly provided for under Section 3804(a) of the Delaware Statutory Trust Act, which provides that if certain conditions (as set forth in Section 3804(a)) are met, then the debts of any particular fund will be enforceable only against the assets of such fund and not against the trust generally. While the Trust will be managed in such manner as to provide the aforementioned protections to holders of each Fund’s Units, there can be no assurance that a court (including a court sitting in the State of Delaware) will respect the Inter-Fund Limitation on Liability in the context of any particular litigation. If the Inter-Fund Limitation on Liability is disregarded, there could be a material adverse effect on the Trust and each Fund and your investment in Units.
Interest Rate Risk — The yield earned by fixed income securities held by the Funds is subject to changes in interest rates. As a result, there is risk that a decline in short-term interest rates would lower the yield of fixed income securities held by the Funds and the overall return on your investment.
Issuer Credit and Default Risk — The commodity futures and forward contracts purchased by the Funds may not be secured and will not be insured or guaranteed. As a result there is a risk that issuer or counterparty default will detrimentally affect the value of the Fund. Further, if a portfolio security declines in credit quality or goes into default, it also would affect the yield of fixed income securities held by the Funds.
Inflation Risk —The value of your investment could be eroded over time by the effects of inflation.
Investment Risk —Security and commodity selection by the Managing Owner may cause the Funds to under-perform other funds with similar investment objectives.
No Guaranteed Return—There is no guarantee that any Fund will earn any return, or that any Fund will otherwise achieve its investment objectives. Your investment in a Fund will not be insured or guaranteed by anyone. An investment in a Fund is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment and who can withstand the effect of no distributions being paid.
Risk of Limited Number of Investments —A Fund may make only a limited number of investments and, as a consequence, the aggregate returns realized by limited owners may be substantially adversely affected by the unfavourable performance of even one such investment.
RISKS RELATED TO COMMODITY TRADING AND MARKETS
You may lose some or all of your investment if commodity futures and forward prices, which are highly unpredictable and volatile, decrease.
Participation in a decreasing market could produce substantial losses for a Fund. This could result in the possible loss of your entire investment in a Fund. Price movements of futures contracts are highly volatile and are influenced by many factors. Some of those factors are:
•	changing supply and demand relationships;

•	weather and other environmental conditions;

•	acts of God;

•	agricultural, fiscal, monetary and exchange control programs and policies of governments;

•	national and international political and economic events and policies; changes in rates of inflation; and

•	the general emotions and psychology of the marketplace, which at times can be irrational and totally unrelated to other more tangible factors.
None of these factors can be controlled by the Managing Owner. Even if current and correct information as to substantially all factors is known or thought to be known, prices still may not react as predicted. The profitability of each Fund will depend on whether the Fund’s portfolio increases in value over time. The volatility of the futures and forward markets is one reason that an investment in Units should be viewed as a long-term investment.
In addition, each commodity has risks that are inherent in the nature of such commodity.
Metals Commodities — Price movements in futures and forward contracts held by the Core Funds, the Metals Funds and the Accelerated Core Funds in metals commodities such as aluminum, silver and gold are affected by many factors. Some of those factors are:
•	A change in economic conditions, such as a recession, can adversely affect the price of both industrial and precious metals. An economic downturn may have a negative impact on the usage and demand of metals which may result in losses for the Core Funds, the Metals Funds and the Accelerated Core Funds.

•	A sudden shift in political conditions of the world’s leading metal producers may have a negative effect on the global pricing of metals.

•	An increase in the hedging of precious metals may result in the price of precious metals declining.

•	Changes in global supply and demand for industrial and precious metals.

•	The price and quantity of imports and exports of industrial and precious metals.

•	Technological advances in the processing and mining of industrial and precious metals.

•	The price and availability of alternative metal commodities.
Agricultural Commodities — Price movements in futures and forward contracts held by the Core Funds, the Agriculture Funds and the Accelerated Core Funds in agricultural commodities, such as wheat, corn and soybeans, are affected by many factors. Some of those factors are:
•	farmer planting decisions and general economic, market and regulatory factors influencing the price of agricultural commodities;

•	weather conditions, including hurricanes, tornadoes, storms and droughts, materially adversely affecting crops, live cattle, live hogs and lumber, which may result in significant fluctuations in prices in such commodities;

•	changes in global supply and demand for agriculture products;

•	the price and quantity of imports and exports of agricultural commodities;

•	political conditions, including embargoes and war, affecting agricultural production, imports and exports;

•	technological advances in agricultural production; and,

•	the price and availability of alternative agricultural commodities.
Energy Commodities — Price movements in futures and forward contracts held by the Core Funds, the Energy Funds and the Accelerated Core Funds in energy commodities, such as crude oil and natural gas, are subject to risks due to frequent and often substantial fluctuations in energy commodity prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and the Managing Owner expects this volatility to continue. For example, the NYMEX daily settlement price for natural gas for the prompt month contract (the first available month traded) in 2007 ranged from a high of $8.54 per Million British Thermal Units, or MMBtu, to a low of $7.21 per MMBtu. The NYMEX daily settlement price for crude oil for the prompt month contract in 2007 ranged from a high of $94.97 per barrel to a low of $57.17 per barrel. The markets and prices for energy commodities are affected by many factors. Some of those factors are:
•	changes in global supply and demand for oil and natural gas;

•	the price and quantity of imports and exports of oil and natural gas;

•	political conditions, including embargoes and war, affecting oil producing activities;

•	the level of global oil and natural gas exploration, inventories, production and pricing;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.
The Brookshire International Raw Materials Index and the indices derived from the BIRMI are likely to be volatile and could suffer from periods of prolonged decline in value.
The BIRMI and the indices derived from the BIRMI, upon which the Funds’ trading is based, are likely to be volatile and could suffer from periods of prolonged decline in value. At any time, the price of any component commodity of the indices may be affected by various factors, such as weather or world political or economic events. Each Fund’s success depends on increases in the value of the commodities portfolio represented by its corresponding index. Limited owners will receive a positive return on their investment only if the value of the commodities portfolio and the value of the Fixed Income Portfolio increase at a rate that exceeds the cost of inflation and the fees and expenses associated with the Funds. Given the highly unpredictable and volatile nature of futures and forward prices, the price movements of the raw materials comprising each index should be viewed over a longer period of time. The Managing Owner believes that limited owners should view their investment as at least a two-year commitment.
A Fund will not always be able to replicate exactly the performance of its corresponding index.
It is possible that a Fund may not fully replicate the performance of the index to which it corresponds due to disruptions in the markets for the relevant commodities in that index or due to other extraordinary circumstances. In addition, each of the Funds may be unable to replicate precisely the performance of its respective index because the total return generated by an index’s corresponding Fund will be reduced by expenses and transaction costs, including those incurred in connection with each Fund’s trading activities, and increased by interest income from a Fund’s holdings of short-term high credit quality fixed income securities. Tracking the applicable index requires trading of the relevant Fund’s portfolio with a view to tracking the corresponding index over time and will be dependent upon the skills of the Managing Owner and its trading principals, among other factors. Further, as commodity futures and forward contracts may be held globally on behalf of the Funds in the Trust, a substantial redemption or purchase in one Fund could affect the level of leverage in another Fund by leaving that other Fund with a greater or smaller portion of the applicable shared commodity futures and forward contracts. This in turn could lead to the Fund selling or buying the applicable commodity futures and forward contracts to restore leverage to the desired level.
The BIRMI and the BRMXL are heavily weighted in certain commodities.
At any time the BIRMI and the BRMXL may be significantly weighted in certain commodity sectors (i.e., energy, agriculture, industrial metals, precious metals, livestock or paper/forest) and/or certain commodities within those sectors. As of the date of this report, the BIRMI and the BRMXL are significantly weighted in the energy, agriculture and industrial metals sectors (41.5% (including 20.0% in crude oil), 30.0% and 19.5%, respectively). Accordingly, a decline in value in such commodities would adversely affect the performance of the Core Funds and the Accelerated Core Funds, which seek to replicate, to the extent reasonably possible, the notional composition, weight and methodology of the BIRMI and BRMXL, respectively. Additionally, the manner in which these Funds are weighted will make these Funds more susceptible to a single economic, political or regulatory event than a diversified commodity pool. In addition, a decline in the value of such commodities would more adversely affect the Accelerated Core Funds due to their use of leverage in maintaining its positions.
The BRMEN will be comprised only of energy oriented commodities.
As a general matter, the BRMEN will be comprised only of energy oriented commodities, of which crude oil is expected to constitute a significant portion. Accordingly, a decline in value in such commodities would adversely affect the performance of the Energy Funds. As of the date of this report, the BRMEN is significantly weighted toward crude oil (48.0%) and Brent crude oil (16.0%). Accordingly, a decline in value in such commodities would adversely affect the performance of the Energy Funds.
The BRMAG will be comprised only of agricultural oriented commodities.
As a general matter, the BRMAG will be comprised only of agricultural oriented commodities. Accordingly, a decline in value in such commodities would adversely affect the performance of the Agriculture Funds.
The BRMME will be comprised only of metal oriented commodities.
As a general matter, the BRMME will be comprised only of metal oriented commodities. Accordingly, a decline in value in such commodities would adversely affect the performance of the Metals Funds.
The Accelerated Core Funds will utilize a substantial amount of leverage, and such leverage may increase the risk of losses.
The Accelerated Core Funds will utilize leverage in its investment program. Leverage creates an opportunity for greater yield and total return, but also increases exposure to capital risk and higher current expenses and greater loss. If the value of commodity futures or forward contracts purchased decreases, the Accelerated Core Funds may be obligated to increase margin deposits to avoid liquidation. Because the Accelerated Core Funds are utilizing leverage, any margin deposits required will be greater than if no leverage was employed. Specifically, if one of the commodity futures or forward contracts in the Accelerated Core Funds decreases in value, such Fund will lose 50% more money than it would have lost had no leverage been utilized. For example, if an investment in a Core Fund produces a loss of 40% of your investment, an Accelerated Core Fund will actually suffer a loss equal to approximately 60% of your investment because of its use of 50% leverage. If trades produce losses of more than the amount an Accelerated Core Fund has in its Fixed Income Portfolio, then the Accelerated Core Fund will need to sell other commodity futures or forward contracts to settle loss contracts. If this occurs, the limited owners in that Accelerated Core Fund could lose all of their investment.
Investors who purchase CDN denominated Units will bear the currency fluctuation risk associated with an investment in the Canadian dollar.
Any limited owner that owns Units in a CDN denominated Fund will bear the currency fluctuation risk associated with an investment in that currency. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Funds will not seek to hedge these risks.
Over-the-counter transactions are subject to little, if any, regulation and may be subject to the risk of counterparty default.
The Managing Owner intends that any commodity futures contracts traded by a Fund will be exchange traded, except when the Managing Owner, in its sole discretion, determines that to do so would not be reasonably practicable. In such circumstances, a Fund will trade commodity futures and forward contracts wherever possible, including in the over-the-counter markets. Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks, dealers and other financial institutions and are essentially unregulated by the CFTC. Limited owners therefore will not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in this over-the-counter trading activity by the Funds. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC. The lack of regulation in these markets could expose a Fund, in certain circumstances, to significant losses in the event of trading abuses or financial failure by participants.
If the Managing Owner elects to trade non-exchange traded commodity futures and forward contracts, each Fund would face the risk of non-performance by the counterparties to such contracts. Unlike futures contracts, the counterparty to these contracts is generally a single bank, dealer or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, the Funds would be subject to greater counterparty credit risk in these transactions. The counterparty might not be able to meet its obligations, in which case the applicable Fund could suffer significant losses on these contracts. Any counterparty default, whether due to insolvency, bankruptcy or other causes, could subject the Fund to substantial losses. With respect to forward contracts, there are no limitations on daily price movements or position limits. The principals who deal in forward contract markets are not required to make markets in the forward contracts they trade. The foregoing is not intended to be an exhaustive description of all the potential risks of forward contract trading. Prospective limited owners should inform themselves fully about the risks associated with forward markets before investing in a Fund.
The failure or bankruptcy of an FCM could result in a substantial loss of one or more of the Funds’ assets.
Under CFTC regulations, an FCM is required to maintain customers’ assets in a bulk segregated account. If an FCM fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that FCM’s bankruptcy. In that event, the FCM’s customers are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all customers of that FCM. Each Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.
Futures and forward trading may be illiquid and it may be difficult to liquidate a position, which may result in large losses.
While the Managing Owner intends to limit the Funds to trading in commodities in markets that are characterized by a high degree of liquidity, futures markets may sometimes be illiquid. Foreign futures exchanges may have a lesser degree of liquidity than U.S. futures exchanges. Forward markets typically have less liquidity than futures markets. There is no guarantee that forward markets will have sufficient liquidity to enable the Funds to enter into forward contracts at an attractive price or at all. Disruptions in futures and forward markets may also make it difficult for a Fund to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests. Lack of liquidity may make it difficult or impossible for a Fund to open or close out positions, which may result in a Fund not being able to enter into futures or forward contracts or incurring large losses.
The Funds may be subject to restrictions on investment activities due to speculative position limits.
The CFTC and many commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or short speculative futures positions that any single individual person may hold or control in derivatives traded on such exchanges. All accounts owned or managed by the Managing Owner, its principals and its affiliates may be combined for position limit purposes. The Funds could be required to liquidate positions in order to comply with such limits. Any such liquidation could result in substantial costs to one or more of the Funds. Modification of trades that would otherwise be made by each Fund, if required, could adversely affect each Fund’s operations and profitability. For example, a Fund’s ability to reinvest income in additional futures contracts subject to such position limits may be limited to the extent these additional investments would cause such Fund to exceed the applicable position limits and additional relief is not forthcoming.
The Managing Owner intends to seek relief from these position limits for the applicable Funds once trading commences in such Funds that would, if obtained, allow the applicable Funds to establish positions above the maximum limits otherwise applicable. In the event relief is not granted or such relief is not sufficient to allow a Fund to replicate the applicable index, the Managing Owner may take one or more of the following actions: reduce the size of positions that would otherwise be taken for each affected Fund; not permit trades in certain markets on behalf of each affected Fund in order to avoid exceeding such limits; and/or cause a Fund to enter into one or more commodity forward contracts instead of entering into commodity futures contracts that are the subject of the “speculative position limits.” Additional information regarding this is included in the risk factor titled “Speculative position limits on certain commodity futures in the United States may lead the Funds to enter into commodity forward contracts and, in each case, increase a Fund’s performance deviation from the applicable index” immediately below. The use of any of the above-referenced strategies may cause a Fund’s returns to differ from the returns of the applicable index to a greater extent than if that Fund traded only futures contracts.
Speculative position limits on certain commodity futures contracts in the United States may lead the Funds to enter into commodity forward contracts and, in each case, increase a Fund’s performance deviation from the applicable index.
In attempting to replicate the applicable index for a Fund, the Fund may enter into commodity forward contracts with respect to certain commodities if it cannot enter into the corresponding futures contracts, including due to speculative position limits (Additional information regarding this is included in the risk factor titled “The Funds may be subject to restrictions on investment activities due to speculative position limits” immediately above). The use of forward contracts may cause a Fund’s returns to differ from the returns of the applicable index more so than if that Fund traded only futures contracts.
Forward contracts generally are not traded on exchanges; rather, banks, dealers and other financial institutions act as principals in these markets. Neither the CFTC nor any banking authority regulates trading in such forward contracts. Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. There have been periods during which certain banks, dealers and other financial institutions have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the price at which they are prepared to buy and that which they are prepared to sell. In its forward trading, a Fund will be subject to the risk of the failure of, or the inability or refusal to perform with respect to its forward contracts by, the principals with which a Fund trades. Fund assets on deposit with such principals will also generally not be protected by the same segregation requirements that are imposed on CFTC-regulated commodity futures brokers in respect of client funds on deposit with them. Accordingly, the insolvency or bankruptcy of such principals could also subject a Fund to the risk of loss.
The Managing Owner intends that each Fund will enter into forward contracts only with highly creditworthy financial institutions, dealers and other parties as determined by the Managing Owner.

Commodity futures exchange trading limits may force trading instructions to be modified.
Most commodity futures exchanges limit the amount of commodity futures contract price fluctuations in a single day. If an exchange limits contract prices, trading instructions issued by a Fund may not be complied with, and/or a Fund’s positions may have to be liquidated in order to avoid exceeding these trading limits. Such modification or liquidation could adversely affect the operations and profitability of a Fund.
A Fund may become leveraged prior to the “re-balancing” of the Fund, which is the date (approximately once a month) that the commodities within each Fund are re-aligned to their allocated weights within the applicable index, to the extent reasonably possible, by notionally buying or selling futures or forward contracts, as appropriate.
Substantial redemptions of Units of a Fund may cause that Fund to temporarily become leveraged prior to “re-balancing” of such Fund. Conversely, substantial subscriptions for Units may cause a Fund to hold excessive cash cover prior to “re-balancing.” Increased leverage increases the risk of loss for a Fund.
Futures contracts rely on the operation of exchanges and clearinghouses.
The bulk of commodity futures and forward contracts in which a Fund will have an interest will be traded on commodity exchanges. A Fund could have its trading disrupted if the exchanges on which it trades or any of their clearinghouses were to discontinue operations or to experience disruptions in trading due to computer problems, unsettled markets or other factors. In such event, such Fund might suffer a loss of value.
The CFTC regulations do not apply to trades placed on foreign exchanges and in forward markets and thus there is less protection for limited owners for those trades. Other risks are entailed in such trading as well.
The Funds may trade in commodity futures on exchanges located outside the U.S. and forward contracts in forward markets where CFTC regulations do not apply. Some foreign exchanges and forward markets, in contrast to U.S. exchanges, are “principals’ markets” in which performance with respect to a contract is the responsibility only of the individual member with whom the trader entered into a contract and not of the exchange or clearinghouse, if any. In the case of trading on such foreign exchanges and forward markets, the Funds will be subject to the risk of the inability of, or refusal by, the counterparty, to perform with respect to such contracts. The Funds also may not have the same access to certain trades as do various other participants in foreign markets and forward markets. Due to the absence of a clearinghouse system on certain foreign and forward markets, such markets are significantly more susceptible to disruptions than U.S. exchanges. Trading on foreign exchanges may involve certain risks which may not be applicable to trading on U.S. exchanges, such as the risks of exchange controls, expropriation, burdensome or confiscatory taxation, moratoriums, or political or diplomatic events. In addition, certain of these foreign markets are newly formed and may lack personnel experienced in floor trading as well as in monitoring floor traders for compliance with exchange rules. If the Funds trade on foreign markets, they will be subject to the risk of fluctuations in the exchange rate between the local currency and the currency of the Fund and to the possibility of exchange controls. The Funds’ net asset values may be adversely affected by fluctuations in the value of the currency of the Fund against other currencies in which the Funds invest. The Funds will not hedge against such currency risk.
An absence of “Backwardation” in the prices of Light, Sweet Crude or Heating Oil, or an absence of “Contango” in the prices of Aluminum, Gold, Corn or Wheat, may decrease the price of your Units.
As the futures contracts that underlie certain of the indices near expiration, they will be replaced by contracts that have a later expiration date. Thus, for example, a contract purchased and held in October 2008 may have a November 2008 expiration date. As that contract nears expiration, it may be replaced by selling the November 2008 contract and purchasing the contract expiring in December 2008. This process is referred to as “rolling.” Historically, the prices of light, sweet crude and heating oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the November 2008 contract would take place at a price that is higher than the price at which the December 2008 contract is purchased, thereby creating a gain in connection with rolling. While light, sweet crude and heating oil have historically exhibited relatively consistent periods of backwardation, backwardation will likely not exist in the markets for these commodities at all times. The absence of backwardation in the markets for light, sweet crude and heating oil could adversely affect the value of the index and, accordingly, decrease the value of your Units. Conversely, aluminum, gold, corn and wheat historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. Although aluminum, gold, corn and wheat have historically exhibited relatively consistent periods of contango, contango will likely not exist in these markets at all times. The absence of contango in aluminum, gold, corn and wheat could adversely affect the value of an index and, accordingly, decrease the value of a Fund and your Units.
An investment in a Fund is not suitable for investors seeking current income.
An investment in any of the Funds is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment and who can withstand the effect of no distributions being paid. An investment in any Fund is not suitable for investors seeking current income for financial or for tax planning purposes.
Other investors replicating the indices may increase competition for its component commodities contracts.
Each index is currently, and is expected to continue to be, licensed to entities other than the Managing Owner and the Funds. Accordingly, the risks associated with liquidity and competition for the component commodities contracts of each of the indices may be increased.
The continued publication of the indices cannot be assured.
Although Brookshire has licensed each of the indices to the Managing Owner and the Trust (on behalf of the Funds), Brookshire is neither under any obligation to continue to publish any or all of the indices nor required to publish any successors to any of the indices. Further, the license to the indices will terminate on the earlier of: (1) the date of termination of the Trust or the applicable Funds or (2) the date on which the Managing Owner is removed or terminated as Managing Owner from any of the Funds, as to the terminating Fund. Should Brookshire cease publication of an index, the corresponding Fund will terminate.
The net asset value calculation of a Fund may be overstated or understated due to the valuation method employed when a settlement price is not available on the date of net asset value calculation.
Calculating the net asset value of each Fund includes, in part, measurement of the value of any unrealized profits or losses on open commodity futures and forward contracts. Under normal circumstances, the net asset value of each Fund will reflect the settlement price of open commodity futures and forward contracts on the date when the net asset value is being calculated. However, if a commodity futures contract traded on an exchange (both U.S. and, to the extent it becomes applicable, non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. In such a situation, there is a risk that the calculation of the net asset value of the applicable Fund on such day will not accurately reflect the realizable market value of such commodity futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. Therefore, as a result of the daily limit, the current settlement price will be unavailable. Because the settlement price on the most recent day on which the position could have been liquidated will be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the net asset value of the applicable Fund could be under- or overstated, perhaps to a significant degree.
Similarly, because forward contracts are not generally traded on organized exchanges, the Managing Owner will have to estimate the market value of open forward contracts. Thus, there is a risk that the actual value of open forward contracts may differ from the Managing Owner’s estimate of their value, which may result in the calculation of the net value of the applicable Fund being under- or overstated.
REGULATORY RISKS
Regulation of certain commodity futures contract markets is extensive and regulation of commodity futures and forward contract markets is constantly changing; future regulatory developments are impossible to predict, but could significantly and adversely affect the Trust and one or more Funds.
The commodity futures, options on futures and securities futures markets are subject to statutes, regulations and margin requirements. Recent legislation has created a new multi-tiered structure of exchanges in the United States subject to varying degrees of regulation, and rules and interpretations regarding various aspects of this new regulatory structure have only recently been proposed or finalized. Traditional futures exchanges, which are now called designated contract markets, are now subject to more streamlined and flexible core principles rather than the prior statutory and regulatory mandates. However, with respect to these traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity futures and forward transactions in the United States is a rapidly changing area of law and is subject to on-going modification by government and judicial action. In addition, various international governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict, but could be substantial and adverse.
Government regulations may change and adversely affect the Trust and the Funds.
Considerable regulatory attention has recently been focused on publicly distributed partnerships, and, in particular, on “commodity pools” such as the Trust. In addition, tax law revisions could have a materially adverse effect on the Trust and the Funds. Concern has also been expressed about speculative pools of capital trading in the currency markets, because these pools have the potential to disrupt central banks’ attempts to influence exchange rates. In the current environment, future regulatory changes may alter, perhaps to a material extent, the nature of an investment in any Fund.
The Managing Owner’s CFTC registrations or NFA memberships could be terminated which could adversely affect the Trust or a Fund.
If the CFTC registrations or NFA memberships of the Managing Owner cease to be effective, the Managing Owner will not be able to provide the duties delegated to it by the Trustee to act for the Trust. If the Managing Owner is unable to act for the Trust or a Fund, it could adversely affect the Trust or such Fund. For example, if the Managing Owner’s registration as a commodity pool operator under the Commodity Exchange Act or the Managing Owner’s membership as a commodity pool operator with the NFA is suspended, revoked or terminated, the Trust may be required to dissolve.
The Trust and the Managing Owner have been represented by one counsel, and you will not benefit from further review of the offering of Units by independent counsel.
In connection with the offering of Units, the Trust and the Managing Owner have been represented by one counsel, and the offering and the registration statement of the Trust and the Funds have only been reviewed by such one counsel. To the extent that the Trust, the Managing Owner or you could benefit by further independent review, such benefit will not be available unless you consult with your own advisors.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Neither the Trust nor any Fund owns or uses any physical properties in the conduct of its business. The main office of the Trust and each Fund is located at 1000 Hart Road Suite 210, Barrington, IL 60010.
Item 3. LEGAL PROCEEDINGS
The Managing Owner is unaware of any material legal proceedings to which the Trust or any Fund is a party or to which any of their respective assets are subject.
Although none of the Trust, the Funds or the Managing Owner is a party to or involved in the following proceeding, the Company is disclosing a legal proceeding involving two of its officers and directors, Clyde Harrison and Richard Chambers. Prior to becoming officers and directors of the Managing Owner, Clyde Harrison and Richard Chambers served as managing members of Beeland Management Company, LLC (“Beeland”), an Illinois limited liability company that is the managing partner and commodity pool operator of various commodities index funds. Messrs. Harrison and Chambers still retain a minority ownership interest in Beeland. Together with other minority owners of Beeland, Messrs. Harrison and Chambers have sued James Rogers, the majority owner of Beeland, alleging, among other things, that he made improper use of the Rogers International Commodities Index, which they allege was proprietary to Beeland. Beeland has recently brought a civil lawsuit against Messrs. Harrison and Chambers alleging that Messrs. Harrison and Chambers breached their fiduciary and contractual obligations to Beeland (i) by causing Beeland to pay Mr. Harrison excessive compensation and reimburse Mr. Harrison for certain improper expenses, (ii) by permitting Beeland to violate state securities laws by selling interests in states in which securities registrations had not been obtained or had expired, (iii) by improperly documenting certain transactions between Mr. Rogers and Beeland and (iv) by misappropriating Beeland’s investor list. Beeland’s action seeks an unspecified amount of monetary damages and an injunction against the use of Beeland’s investor list. Messrs. Harrison and Chambers deny all of Beeland’s claims, believe they have significant defenses to Beeland’s claims and intend to mount a vigorous defense, and assert that Beeland’s claims are an opportunistic response to the law suit brought against it by its minority shareholders. While none of the Trust, the Funds or the Managing Owner is a party to the legal proceedings, no assurance can be given as to the outcome of this litigation or its affect on the Trust and/or the Funds.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Part II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Units are not sold on any exchange. Rather, Units are sold through selling agents who are broker-dealers registered under the Securities Exchange Act of 1934, as amended, and members of the Financial Industry Regulatory Authority, or FINRA. Selling Agents will use their “best efforts” to sell Units. There is not likely to be a secondary market for Units. Units may be redeemed, in whole or in part, on a daily basis, subject to the conditions and restrictions provided in the Trust Agreement. In particular, if a limited owner redeems Units within 90 days of the effective date of the purchase of the Units being redeemed, such limited owner will be charged a redemption fee of 2% of the net asset value of the Units being redeemed. Units in one Fund may also be exchanged for Units in another Fund, subject to the conditions and restrictions set forth in the Trust Agreement.
Holders
At the time of organization of the Trust, the Managing Owner subscribed for, and currently owns, ten Units in each of the Core USD Fund, the Agriculture USD Fund, the Metals USD Fund, the Energy USD Fund and the Accelerated Core USD Fund. As of the date of this annual report, those are the only outstanding Units in any of the Funds.
Dividends
Subject to applicable laws and the Trust Agreement, the Managing Owner has sole discretion to determine what distributions, if any, a Fund will make to holders of the Fund’s Units. No Fund has made distributions to its holders as of the date of this annual report.
Securities Authorized for Issuance under Equity Compensation Plans
Neither the Trust nor any Fund has any employees, officers or directors or any equity compensation plans. Accordingly, no Units are authorized for issuance under equity compensation plans.

Sales of Unregistered Securities
During the year ended December 31, 2007, no unregistered Units were sold in any Fund. In addition, no Fund repurchased any Units during the year ended December 31, 2007
Use of Proceeds
Units in each Fund are being offered for subscription during the initial offering period. Each Fund may commence operations at any time following that Fund reaching at least the required minimum amount of subscriptions. During that initial offering period, all subscription funds for each Fund are being deposited into segregated escrow accounts in the name of that Fund with JPMorgan Chase Bank, N.A. and held by JPMorgan Chase Bank, N.A., in each case in its capacity as the escrow agent to the Trust and the Funds. If the minimum required subscription amount for a Fund is reached during the initial offering period, the escrowed funds for that Fund will be released to the applicable Fund for trading purposes. If the minimum required subscription amount for a Fund is not reached during the initial offering period, the offering for such Fund will be terminated, and all escrowed funds for that Fund will promptly be refunded to each investor in the applicable Fund, without interest and without deduction of any fees or other amounts.
After the closing of the initial offering period for Funds that have met their subscription minimums and have not otherwise closed or terminated their offering, Units in those Funds will be offered during a continuous offering period at a per-Unit purchase equal to the net asset value per Unit of the applicable Fund as of 6:00 pm New York time on the trading day preceding the effective date of the purchase. During that continuous offering period, net subscription proceeds for Units will be turned over to the applicable Funds for trading.
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
Approximately 10% of the Trust’s assets are expected to be committed as required margin for futures and forward contracts trading and held by the respective broker, although the committed amount may vary. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. The remaining 90% of the Trust’s assets will normally be invested in cash equivalents and short term investment grade fixed income securities.
Item 6. SELECTED FINANCIAL DATA
The selected financial information for the year ended December 31, 2007 is taken from the financial statements of the Trust included on pages F-1 through F-13 of this filing.
You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period. Neither the Trust nor any Fund has yet commenced operations.

	Core USD Fund		Core CDN Fund		Agriculture US Fund
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Total revenues	N/A	N/A	N/A	N/A	N/A	N/A
Net income (loss)	N/A	N/A	N/A	N/A	N/A	N/A
Total assets	$10	$138,793	$—	$59,477	$10	$34,705

Long term obligations	$—	$138,783	$—	$59,477	$—	$34,695

Net asset value per unit	N/A	N/A	N/A	N/A	N/A	N/A

	Agriculture CDN Fund		Metals USD Fund		Metals CDN Fund
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Total revenues	N/A	N/A	N/A	N/A	N/A	N/A
Net income (loss)	N/A	N/A	N/A	N/A	N/A	N/A
Total assets	$—	$14,869	$10	$34,705	$—	$14,869

Long term obligations	$—	$14,869	$—	$34,695	$—	$14,869

Net asset value per unit	N/A	N/A	N/A	N/A	N/A	N/A

	Energy USD Fund		Energy CDN Fund		Accelerated Core USD Fund
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Total revenues	N/A	N/A	N/A	N/A	N/A	N/A
Net income (loss)	N/A	N/A	N/A	N/A	N/A	N/A
Total assets	$10	$34,705	$—	$14,869	$10	$34,705

Long term obligations	$—	$34,695	$—	$14,869	$—	$34,695

Net asset value per unit	N/A	N/A	N/A	N/A	N/A	N/A

	Accelerated Core CDN Fund
	Dec. 31, 2007	Dec. 31, 2006
Total revenues	N/A	N/A
Net income (loss)	N/A	N/A
Total assets	$—	$14,869

Long term obligations	$—	$14,869

Net asset value per unit	N/A	N/A
There were no extraordinary, unusual or infrequently occurring items recognized in any annual period reported above, and neither the Trust nor any Fund has disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal period reported above.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion and tables should be read in conjunction with the financial statements and notes thereto of the Trust and the Funds included in this report.
Critical Accounting Policies and Estimates
Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s and the Funds’ application of these policies will involve judgments and actual results may differ from the estimates used.

Liquidity and Capital Resources
As of December 31, 2007 and the date of this annual report, the Managing Owner owns all of the 50 outstanding Units, consisting of 10 Units in each of the Core USD Fund, the Agriculture USD Fund, the Metals USD Fund, the Energy USD Fund and the Accelerated Core USD Fund. These Units were issued to the Managing Owner on the formation of the Trust on August 17, 2006. The initial offering period for each Fund is still continuing, and no Fund has yet commenced trading. Until the initial offering period closes, all subscription proceeds received prior to that date will be held in a segregated escrow account in the name of each Fund with JPMorgan Chase Bank, N.A., in its capacity as escrow agent. If the minimum requisite Units are not sold for any Fund within the initial offering period, each investor in such Funds, without interest and without deduction of any fees or other amounts, after the end of the initial offering period. During the continuous offering period, the net subscription proceeds will be turned over to such Fund for trading.
The Trust and the Funds will raise capital only through the sale of Units offered pursuant to the sale of Units, and not through borrowing. Due to the nature of their business, neither the Trust nor the Funds is expected to make any capital expenditures or to have any capital assets which are not operating capital or assets.
The Managing Owner is responsible for the payment of all of the ordinary expenses associated with the organization of the Trust and the offering of each Fund, except for the subscription fee and ongoing trailing fees payable by each limited owner. As a result, less than 100% of each Fund’s offering proceeds will initially available for that Fund’s trading activities.
Once a Fund commences operations, it is anticipated that a portion of its total net assets will be allocated to commodity futures and forward contracts trading. Approximately 10% of each Fund’s assets are expected to be committed as required margin for futures and forward contracts trading and will be held by the Trust’s futures commission merchant in segregated accounts pursuant to the Commodity Exchange Act, although the committed amount may vary. This margin will generally be held in cash. The remaining approximately 90% of each Fund’s assets will normally be invested in the Fixed Income Portfolio. The percentage that U.S. Treasury bills and other fixed income securities will bear to the total net assets will vary from period to period as the market values of the exchange-traded futures contracts and forward contracts change. The balance of the net assets will be held in each Fund’s commodity trading account. Interest earned on the Funds’ interest-bearing funds will be paid to the applicable Fund.
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
The Managing Owner may not always be able to liquidate its commodity positions at the desired price. The large face value of the positions that the Managing Owner may acquire for each Fund increases the risk of illiquidity by both making its positions more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position.
There is not likely to be a secondary market for Units. Units may be redeemed, in whole or in part, on a daily basis, subject to the conditions and restrictions provided in the Trust Agreement. In particular, if a limited owner redeems Units within 90 days of the effective date of the purchase of the Units being redeemed, such limited owner will be charged a redemption fee of 2% of the net asset value of the Units being redeemed. Units in one Fund may also be exchanged for Units in another Fund, subject to the conditions and restrictions set forth in the Trust Agreement.
Other than these limitations on liquidity, which are inherent in a Fund’s trading operations, and the limitations on liquidity, market risks and credit risks discussed below, each of the Funds’ assets are expected to be highly liquid.
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
Commodity performance is not correlated to debt or equity markets, but during certain periods Funds may perform in a manner similar to debt or equity portfolio holdings, providing few, if any, diversification benefits. Non-correlation is not negative correlation. Negative correlation would mean that there is an inverse relationship between Funds’ performance and the performance of the general financial markets (for example, the net asset value of Funds will rise when stock indices fall or fall when stock indices rise).
Rule-driven strategies do not have the benefit of discretionary decision making. Rule-driven strategies do not take into account factors external to the market itself. For example, a pending political or economic event may be very likely to cause a major price movement, but a rule-driven strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.
The operations of the Managing Owner, the Trust, the exchanges, brokers and counterparties with which the Managing Owner and the Trust do business and the markets in which the Managing Owner and the Trust do business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Additionally, a serious pandemic, such as avian influenza, or a natural disaster, such as a hurricane, could severely disrupt the global economy.
As has been widely reported, the U.S. securities markets have been experiencing significant fluctuations, based in part on a slow down in the U.S. economy, tightening credit, and market fluctuations for certain types of securities. Such factors and others could significantly adversely affect the value of commodity futures, forwards and the fixed income securities included in the Brookshire indices and the Funds in a very short time. In addition, the yield earned by the fixed income securities included in the Brookshire indices and Funds is subject to changes in interest rates. As a result, in part, of actions of the U.S. Federal Reserve Bank, short-term interest rates have been declining. A decline in short-term interest rates would lower the yield of the fixed income securities held by the Funds and the overall return on an investor’s investment.
Each of these indices is separately maintained in U.S. and Canadian dollars. Each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents, or the Fixed Income Portfolio, of the same currency denomination as that of the applicable index. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices consist solely of obligations backed by the full faith and credit of the U.S. federal government, including U.S. Treasury bills, notes and bonds, and issues of the Federal Home Loan Bank, Federal Farm Credit Bank, and other similar U.S. federal government agencies. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices do not include obligations of “government sponsored enterprises” such as the Federal National Mortgage Association (commonly known as “FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (commonly known as “Freddie Mac”) or collateralized mortgage obligations or other derivative instruments. The Fixed Income Portfolios of the Canadian denominated indices consist solely of Canadian or Canadian Provincial Government T-Bills, notes and bonds, and Canadian cash and cash equivalents. The maturity of any individual fixed income security included in the Fixed Income Portfolio of any index is not expected to exceed 18 months, and the average duration of the entire Fixed Income Portfolio of an index is not expected to exceed 12 months. The average duration of the Fixed Income Portfolio of all indices on January 9, 2008 was 8 months. The Fixed Income Portfolio of each Fund will be comprised of the same type of fixed income securities, cash and cash equivalents as the Fixed Income Portfolio of its applicable index. The Fixed Income Portfolio of each Fund will be comprised of the same type of fixed income securities, cash and cash equivalents as the Fixed Income Portfolio of its applicable index.
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
Foreign Exchange Risk
The price of any foreign futures or forward contract and, therefore, the potential profit and loss on such contract may be affected by the variance in the foreign exchange rate between the time the order is placed and the time it is liquidated or offset. As a result, if changes in the value of the local currency relative to the U.S. Dollar occur, then such changes may cause losses even if the contract traded is profitable.
Results of Operations
Neither the Trust nor any Fund has yet commenced operations and/or yet accepted any subscriptions.
Off-Balance Sheet Arrangements
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.
Neither the Trust nor any Fund has utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance-sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements which are in the best interests of the Trust and/or the Funds and are entered into in the normal course of business, which may include provisions related to indemnification of service providers against certain risks arising in the course of their performing services for the Trust and/or the Funds. While the Trust and/or each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the financial position of any Fund.

Disclosure of Contractual Obligations
The Trust and the Funds do not enter into contractual obligations to make future payments that would be typical for an operating company.
The business of the Trust and the Funds is speculative trading of a diversified portfolio of futures and forward contracts and fixed income securities designed to approximately replicate the investment methodology of certain corresponding indices. Such contracts will generally be settled by offset, and not delivery.
Each Fund will have contractual obligations to the Managing Owner and the commodity brokers. Management and Operating Fee payments to the Managing Owner will be calculated as a fixed percentage of each Fund’s notional net asset value. Commission payments to future commission merchants will be on a contract-by-contract, or round-turn, basis, and will be covered by the Management and Operating Fee. A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase. These agreements with future commission merchants are effective for one-year terms, renewable automatically for additional one-year terms.
Commodities Markets in 2007
Commodities markets had a banner year in 2007, with most commodity indexes up by over 20%, in contrast with U.S. equity indexes which generally experienced declines. While much of these gains were attributable to fundamentals of commodity markets, such as supply and demand imbalances and the price appreciation of raw materials, some of the gains were attributable to increased investment in funds that track commodity indexes.
Virtually all sub-sectors of commodities markets, including the agriculture, energy and metals sub-sectors, increased in 2007, demonstrating depth to the commodity price rally. Commodities performed well while other markets such as U.S. equities and bonds experienced volatility. This trend is expected to continue in 2008 if investors increase their holdings of commodities as a portfolio diversification mechanism.
The U.S. dollar has been on a fairly steady decline as against the Euro since 2002, and this trend has continued in 2007 with the U.S. dollar suffering about a 16.5% decline in value against the Euro over the January 2007 to March 2008 period, with approximately 7.3% of the 16.5% decline occurring in the first quarter of 2008. Since most of the commodities included in the Brookshire indices are priced in U.S. dollars, commodity prices in the Brookshire indices have generally risen to offset the declining U.S. dollar. Further, a weak U.S. economy and fallout from the sub-prime mortgage meltdown continues to buffet industrial commodity prices. However, the strength of emerging market demand and investment interest in hard assets such as commodities as a hedge against weakness in the U.S. dollar has provided offsetting support.
The BIRMI and the indices derived from the BIRMI — the BRMAG agriculture sub-index, the BRMEN energy sub-index, the BRMME metals sub-index, and the BRMXL accelerated sub-index — upon which the Funds are based, are recognized in the commodity futures industry as benchmark indices representative of the price performance of commodity futures markets. A discussion of the performance of the BIRMI and the other indices could be considered a discussion of commodities futures markets and the representative sub-sectors as a whole.
Brookshire International Raw Materials Index (BIRMI)
Gains in the BIRMI were driven by price volatility and increases in the prices of a number of different commodities. With respect to crude oil and related energy commodities such as Brent Crude and unleaded gasoline, prices rose due to increased global demand, lower U.S. inventories and a declining U.S. dollar. The price of wheat rose on increased demand for ethanol and Chinese consumption and lower supply from major exporters such as the United States and Canada. Gold and silver appreciated in value as investors sought haven from the declining U.S. dollar and fears of future inflation.
The BIRMI began 2007 with only livestock (up 1.19%) and precious metals (up 4.42%) sub-sectors gaining in the month of January 2007. The soft commodities included in the BIRMI had the largest decline, in January 2007, losing 7.72%, followed by the energy sub-sector, down 4.78% and fiber commodities included in the BIRMI, down 4.66%. The energy sub-sector reversed this trend in February, 2007, gaining 6.64% along with the industrial metals sub-sector which gained 9.25% and the grains commodities included in the BIRMI which gained 2.71%. Both the energy and industrial metals sub-sectors continued rising in March 2007, by 5.44% and 4.46% respectively, while most other sub-sectors declined, including the soft commodities included in the BIRMI by 8.62% and the grain commodities included in the BIRMI by 7.68%. Although the BIRMI as a whole was positive in April 2007 with a slight 1.36% gain, the fiber commodities included in the BIRMI were down 10.53%, along with the soft commodities included in the BIRMI down 7.65% and the paper and forest products sub-sector losing 4.43%. The paper and forest products sub-sector was the leading sub-sector in May, 2007, rising 9.27%, followed by the soft commodities included in the BIRMI at 5.13%, fiber commodities at 4.69% and grain commodities at 3.91%.
The biggest gainers in June 2007 were the fiber commodities included in the BIRMI, rising 13.54%, along with the energy sub-sector which rose 3.59% and the grain commodities included in the BIRMI which rose 0.15%. All five remaining sub-sectors fell, but the BIRMI still managed a 1.59% gain. The big story in July was the livestock sub-sector which returned 10.29% along with the soft commodities included in the BIRMI at 5.09%, the fiber commodities included in the BIRMI at 1.47% and both the industrial and precious metals sub-sectors, which were up 3.81% and 2.04% respectively. The grain commodities included in the BIRMI at a 7.80% increase were the sole positive sub-sector in August 2007 when the BIRMI as a whole lost 3.08%. September was the best month in 2007 for the BIRMI when it gained 8.41% as a whole led by a 14.36% gain in the grain commodities included in the BIRMI, an 11.07% gain in the precious metals sub-sector, a 7.53% gain in the energy sub-sector, a 7.11% gain in the soft commodities included in the BIRMI, a 6.79% gain in the fiber commodities included in the BIRMI and 5.33% in the industrial metals sub-sector. October 2007 saw an extraordinary 16.23% increase in the energy sub-sector and more modest gains of 4.69% and 4.06% in the paper and forests and precious metals sub-sectors propel the BIRMI to a 6.04% rise despite a losing month for all remaining sub-sectors. In December 2007 the BIRMI posted a 4.15% gain driven by six sub-sectors while only the industrial metals and livestock sub-sectors declined for the year as a whole.
For the year, the BIRMI posted a 27.27% return. Because the BIRMI is composed, in the aggregate, of the commodities included in the BRMAG, BRMEN and BMME, the Managing Owner believes that the factors described below under the headings “Brookshire International Raw Materials Agriculture Sub-Index (BRMAG)”, “Brookshire International Raw Materials Energy Sub-Index (BRMEN)” and “Brookshire International Raw Materials Metals Sub-Index (BRMME)”, and above under “Commodity Markets in 2007”, are the principal factors related to the increase in value in the BIRMI in 2007.
Brookshire International Raw Materials Agriculture Sub-Index (BRMAG)
The BRMAG began 2007 with a 0.85% decline in January and 2.23% return in February followed by a 6.80% drop in March and 1.24% loss in April. It rebounded by 4.92% in May and stayed positive until September with 1.00%, 2.49%, 1.91% and 9.11% returns in June, July, August and September. It dropped by 3.81% in October then returned 2.17% in November and 5.80% in December.
A number of factors accounted for these changes. Wheat futures rallied in 2007 as U.S. inventories shrank while global demand increased. Soybean oil rose to 33 year highs in December 2007 on speculation that China, the world’s largest vegetable oil importer, would buy more soybean oil to meet increased domestic demand. Corn rose to its highest price in 11 years in December 2007 due to low U.S. supply and increased demand from importers, particularly in emerging economies. Lumber declined throughout 2007 as the U.S. sub-prime mortgage crisis lowered construction of new homes.
For the year, the BRMAG posted an 18.14% return.
Brookshire International Raw Materials Energy Sub-Index (BRMEN)
The BRMEN began 2007 with a 2.87% decline in January followed by positive returns of 5.10%, 6.41% and 0.43% in February, March and April. It lost 2.39% in May, and then gained 4.73% and 4.92% in June and July before declining 5.55% in August. It returned 9.61% in September and 15.60% in October then dropped 5.09% in November before closing 2007 with a 7.61% gain in December.
Crude oil and Brent crude rose throughout 2007 on lowered U.S. supply and in the last three months of 2007 on concerns over Turkish border skirmishes with Kurdish rebels in oil-rich northern Iraq. Natural gas prices were volatile, ending 2007 lower before rising sharply in Q1 2008.
For the year, the BRMEN posted a 47.25% return.

Brookshire International Raw Materials Metals Sub-Index (BRMME)
The BRMME began 2007 with a 0.03% decline in January followed by 6.61%, 3.36%, 6.88% and 0.35% gains, respectively, in February, March, April and May. It lost 2.35% in June, rose 4.81% in July then lost 4.71% in August. It rebounded by 5.92% in September and 2.56% in October before declining 5.99% in November and 2.59% in December.
For the year, the BRMME posted a 14.67% return.
Gold and silver rose in 2007 as investors purchased precious metals as a hedge against a declining U.S. dollar and rising inflation.
Brookshire International Raw Materials Accelerated Sub-Index (BRMXL)
The BRMXL began 2007 with 2.76% loss in January followed by 6.84%, 2.26%, 2.46%, 0.65%, 2.19% and 6.00% gains in February, March, April, May, June and July. It lost 4.79% in August before gaining 12.44% in September and 8.89% in October. It declined by 4.84% in November before ending 2007 with a 6.06% gain in December.
For the year, the BRMXL posted a 43.58% return as compared to a 27.27% return for the BIRMI. Because the BRMXL is composed of the same commodities as the BIRMI (but with 50% leverage), the causal factors described above for the BIRMI apply equal to the BRMXL.
Commodities Markets in 2008
The Managing Owner believes commodity futures markets will continue to outperform both equity and bond markets in 2008 based on a number of factors including increased demand for raw materials from large emerging economies such as China and India and the historical outperformance of commodities relative to stocks and bonds from 1970 through 2004. While commodity futures are non-correlated to stocks and bonds, from 1970 through 2004, commodities markets have had average returns of 16.47% in years when U.S. stocks had negative returns and 20.97% in years when U.S. bonds had negative returns.
Commodities have risen generally over the last five months across most sectors. A weak U.S. economy and fallout from the sub-prime mortgage meltdown continues to buffet industrial commodity prices from time- to time. However, the strength of emerging market demand and investment interest in hard assets such as commodities as a hedge against weakness in the U.S. dollar has supported commodity prices.
It has been estimated there was $30 billion in new investment in commodities in the first three months of 2008 alone.
A record low U.S. Dollar to Euro exchange rate has recently pushed gold and oil to new highs. After another round of profit taking in base metals, most prices have rallied in 2008 and are higher than in late 2007, with copper prices exceeding US$4.00 per pound in March for an all time high. Copper’s strength is thought to reflect that decline in consumption in the so-called G7 nations will be more than offset by ongoing gains in emerging market demand.
Oil prices rose to an intraday record high of US$111 a barrel in March 2008 as the U.S. Dollar/Euro rate fell to a record low. Oil prices have been further lifted by OPEC’s decision to roll over existing quotas. Natural gas prices have also increased from US$7.39 per mmbtu in the fourth quarter of 2007 to US $9.60 per mmbtu in March 2008, due to high crude oil prices, reduced Canadian exports, and a cold North American winter, as well as investment and hedge fund interest.
With U.S. housing starts down almost 50% from two years ago, forest products have not fared as well with lumber prices declining in the first quarter of 2008.
Agriculture prices have led commodity price increases in 2008 with the BIRMAG up 3.90% from January 1, 2008 and up 28.84% from March, 2007. Canadian No. 1 wheat rose to a new record of CDN$890 per tonne in February before declining back to CDN$597 per tonne in March. Given low world stocks, the Managing Owner believes that it is unlikely that prices will fall back to levels of the past few years, although the Managing Owner believes prices may ease as new U.S. winter crop supplies become available in the next few months and Canadian and U.S. spring crops become available in the Fall of 2008.

Increases in commodity supplies in 2008 are expected to be minimal due to increased lead times for new equipment, the policies of nationalist governments globally, high marginal costs of production and lack of infrastructure development in key points of the global supply chain such as ports in Australia and South Africa. The Managing Owner believes that demand for commodities in 2008 should continue to be robust, supporting price appreciation in raw materials futures. The notable exception could be industrial metals which over the past 40 years have tended to decline approximately 19% during recessions such as the one the United States economy may be headed for.
Brookshire International Raw Materials Index (BIRMI)
2008 began on a positive note with the BIRMI gaining 3.09% in January. The largest returns were generated by the precious metals sub-sector which rose 12.43% and the soft commodities included in the BIRMI which rose 9.64%. The energy sub-sector declined 5.78% in January then rebounded in February with a 14.35% return. The BIRMI as a whole gained an impressive 12.32% in the month of February with all sub-sectors producing double-digit gains except for livestock which declined 4.91% and paper and forest products which had a smaller positive return of 2.26%.
From January 1, 2008 to March 31, 2008, the BIRMI posted a 19.02% return.
The Managing Owner believes that the principal reasons for the increase in the BIRMI are set forth in the paragraphs under the heading “Commodities Markets in 2008.”
Brookshire International Raw Materials Agriculture Sub-Index (BRMAG)
2008 began on a positive note with the BRMAG gaining 4.59% in January and 10.92% in February. It retreated 10.44% in March. From January 1, 2008 to March 31, 2008, the BRMAG posted a 3.90% return.
Corn and wheat are expected to increase in price in 2008 due to low U.S. supply and high demand from emerging economies, particularly China. Coffee reserves are now at historical lows of 13% of annual global consumption which should support price increases. Sugar gained in February after U.S. Federal Reserve chairman Ben Bernanke urged the U.S. to reduce tariffs on imports of sugar cane based ethanol from Brazil. The current tariff is set to expire in 2008. Cotton prices surged to a 12-year high on March 5, 2008 on concern that U.S. farmers may shift acres to more profitable crops such as wheat and soybeans. Lumber prices were depressed in 2007 due to reduced U.S. housing construction and are expected to remain low in 2008 as sawmill shutdowns to reduce supply have not reduced excess capacity sufficiently. Wheat continued its 2007 rally in 2008 due to downward revisions to ending inventories in the key exporting countries of the United States and Canada and growing speculative interest.
In the livestock sub-sector, lean hogs declined in February 2008 on concerns rising U.S. pork production was exceeding demand. Meatpackers have processed 9.7% more hogs than a year ago.
Brookshire International Raw Materials Energy Sub-Index (BRMEN)
From January 1, 2008 to March 31, 2008, the BRMEN posted a 10.43% return. 2008 began on a negative note with the BRMEN losing 2.38% in January. It gained 11.38% in February and 1.56% in March.
Unleaded gasoline futures fell in February then rose in March 2008 on speculation that U.S. Federal Reserve interest rate cuts would spur demand for transportation. Crude oil prices hit record highs in March 2008 driven by the weakening U.S. dollar. A number of commodity indexes are heavily weighted in the energy sector and some of the price increases in energy commodities may be attributable to increased investment in funds that track commodity indexes as investors seek returns and portfolio diversification.
Brookshire International Raw Materials Metals Sub-Index (BRMME)
2008 began on a positive note with the BRMME gaining 9.48% in January and 14.97% in February. It lost 5.74% in March. From January 1, 2008 to March 31, 2008, the BRMME posted an 18.64% return.
The Managing Owner believes that gold and silver should perform well in 2008 due to a weak U.S. dollar and increased concerns that the U.S. Federal Reserve’s interest rates cuts in the first quarter of 2008 will fuel future inflationary pressures.

The Managing Owner also believes that demand for copper, lead and tin should continue to increase as emerging economies such as China and India develop their infrastructure. However, the U.S. is the world’s second largest user of copper after China and a recession in the United States may limit gains in this commodity.
Brookshire International Raw Materials Accelerated Sub-Index (BRMXL)
2008 began on a positive note with the BRMXL gaining 4.49% in January and 18.38% in February. It lost 6.33% in March. From January 1, 2008 to March 31, 2008, the BRMXL posted a 15.87% return.
As the BRMXL is composed of the same commodities as the BIRMI (but with 50% leverage), the causal factors described above for the BIRMI apply equal to the BRMXL. The Managing Owner believes that the accelerated BIRMI leveraged by 50% should perform well in 2008 as commodity prices are anticipated to increase and the leverage will enhance returns.
Item7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements of the Trust and each Fund meeting the requirements of Regulation S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading “Selected Financial Data” in Item 6 above.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) of the Trust and each Fund as of December 31, 2007 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that, as of the Evaluation Date, the disclosure controls and procedures of the Trust and each Fund are effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Fund required to be included in the periodic SEC filings of the Trust and each Fund.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust or any Fund’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the internal controls over financial reporting of the Trust and each Fund during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Item 9B. OTHER INFORMATION
None.
Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Neither the Trust nor any Fund has any directors, executive officers or employees. The Trust and each Fund is managed solely by Brookshire Raw Materials Management, LLC, a Delaware limited liability company formed on October 18, 2005, in its capacity as managing owner.
Principals of the Managing Owner
The current officers and directors of the Managing Owner are as follows:
John M. Marshall, 48 years old, has served as the Chief Executive Officer, a Manager and the Chairman of the Board of the Managing Owner since October 2005, and has been registered as a Principal of the Managing Owner since December 2006. Mr. Marshall has also served as Chief Executive Officer and Director of Brookshire since June 2005 and as Chief Executive Officer and Director of Brookshire and Company Ltd., the parent company of Brookshire, since it commenced operations in December 2002. In addition, Mr. Marshall is a senior officer and director of Brookshire Capital Corporation, an affiliated company of Brookshire. Mr. Marshall has over 20 years’ experience in the fields of technology, management consulting, corporate finance, commodities trading, human resources and entrepreneurial businesses in Canada, U.S., Europe and Asia. From January 2002 until he co-founded Brookshire and Company Ltd. in December 2002, Mr. Marshall was a director and President of Kingsdale Solutions Inc., a subsidiary of Kingsdale Capital Corporation, a Canadian investment dealer providing strategic and operational services to the investment dealer’s clients. Mr. Marshall is a director of the Limited Market Dealers Association of Canada. Prior to establishing Brookshire and Company Ltd., Brookshire and the Managing Owner, Mr. Marshall founded and was both CEO and CTO of JCI Corporation, a network technology company in June 1997.
Clyde C. Harrison, 64 years old, has been the President and a member of the Board of Managers of the Managing Owner since October 2005, and has been registered as a Principal of the Managing Owner since November 2005 and President and a director of Brookshire since June 2005. Since March 1998, Mr. Harrison has served as a registered representative of Oakbrook Investment Brokers, Inc., a U.S. registered broker-dealer. From March of 1998 until June 2004, Mr. Harrison served as a principal and operator of Beeland Management Company, L.L.C., the manager and commodity pool operator of the Rogers International Raw Materials Fund, L.P. and was an institutional salesman with Beeland Management Company, L.L.C. from March 1998 until March 2006. From mid-1998 to January 2005, Mr. Harrison devoted most of his business time to the administration of the Rogers International Raw Material Fund, L.P., and since June 2005, to the development of the BIRMI and investment funds based thereon. Mr. Harrison was also an institutional salesman with the Price Futures Group Inc., an introducing broker and broker-dealer from February 2002 to February 2005. Mr. Harrison has been a Member of the Managed Futures Committee of the Chicago Mercantile Exchange. In the course of his over 35-year career, Mr. Harrison has served as a member of the Chicago Board Options Exchange, Inc., as a member of the International Monetary Market, and as an advisor of a number of private investment and trading funds.
Richard Chambers, 64 years old, has been an Asset Manager of the Managing Owner since October 2005, and has been registered as a Principal of the Managing Owner since July 2007 and a member of the Board of Managers of the Managing Owner since April 2007. From March 1998 until April 2005, Mr. Chambers was a founding member and served as a principal and operator of Beeland Management Company, L.L.C., the manager and commodity pool operator of Rogers International Raw Materials Fund, L.P. Mr. Chambers co-founded Arbor Research and Trading Inc., an institutional taxable fixed-income securities broker-dealer, and has served as its Executive Vice-President since October 1987. From 1992 until August 2005, Mr. Chambers served as a registered representative of Hart Capital Inc., a wholly owned registered investment advisor subsidiary of Arbor Research and Trading Inc.
Stephen Z. Adams, C.A. , 51 years old, has served as the Chief Financial Officer of the Managing Owner since its formation in October 2005, and has been registered as a Principal of the Managing Owner since November 2006 and was a member of the Board of Managers of the Managing Owner from October 2005 until April 2007. Mr. Adams has also served as Chief Financial Officer and Director of Brookshire since its incorporation in March 2005 and as Chief Financial Officer of

Brookshire and Company Ltd., the parent company of Brookshire, since it commenced operations in December 2002. In addition, Mr. Adams is a senior officer and director of Brookshire Capital Corporation, an affiliated company of Brookshire. He has over 25 years of professional experience serving in a variety of entrepreneurial positions such as Co-Founder and Chief Financial Officer, Business Development Officer, Director of Strategic Projects and as a Canadian Chartered Accountant in public practice. His industry experience includes corporate finance, technology, manufacturing, hospitality, real estate development, service, telecommunications and financial management. From September 1998 until he joined Brookshire, Mr. Adams was CFO of JCI Corporation, a network technology company. Mr. Adams is a licensed Chartered Accountant in the province of Ontario.
Gary M. Sugar, LL.B., M.B.A. , 48 years old, has served as Senior Vice-President, Product Development, and Corporate Secretary to the Managing Owner since its formation in October 2005, and has been registered as a Principal of the Managing Owner since December 2006, and as Senior Vice-President, Product Development, and Corporate Secretary to Brookshire since August 2005. Mr. Sugar has also served as Vice-President and Corporate Secretary to Brookshire and Company Ltd., the parent company of Brookshire, since it commenced operations in December 2002. In addition, Mr. Sugar is a senior officer of Brookshire Capital Corporation, an affiliated company of Brookshire and is a corporate/securities lawyer practicing in Ontario. For the past 18 years as a corporate/securities lawyer, Mr. Sugar has counselled clients through private and public fundraisings, regulatory compliance matters, and corporate/commercial transactions. Mr. Sugar has worked with local and international clients in a wide variety of industries, including natural resources, technology, telecommunications, biotech, manufacturing and service industries. Mr. Sugar is a graduate of the Combined LL.B./M.B.A. Program at York University/Osgoode Hall Law School and has an undergraduate degree in Science.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Neither the Trust nor any Fund has any directors or officers. However, the directors and officers of the Managing Owner, as well as the Managing Owner itself, are required by SEC regulations to file such notices regarding their beneficial ownership in the Trust or any Fund, if any. Because no Fund has yet commenced operations, no directors or officers of the Managing Owner have yet been required to file any such notices.
Code of Ethics
Because neither the Trust nor any Fund has any officers, directors or employees, neither the Trust nor any Fund has adopted a code of ethics. The Managing Owner has adopted a code of ethics for its employees, officers and directors. Under this code of ethics, employees, officers and directors of the Managing Owner are required to comply with high standards of commercial honor and just and equitable principles of trade in the conduct of their business. Employees are required to conduct their daily duties responsibly and treat all customers fairly and equally. Employees are urged to seek the advice of their supervisor if they have any questions regarding this code of ethics. A copy of this code of ethics is available on the website of the Managing Owner at http://www.brookshirerawmaterials.com/funds/codeofethics.php and a copy may be obtained, at no charge, by written request to the Managing Owner at the following address: Brookshire Raw Materials, LLC, 1000 Hart Road, Suite 210, Barrington, Illinois 60010.
Audit Committee Financial Expert
Neither the Trust nor any Fund has a board of directors. Instead, the Trust and each Fund is operated and managed by the Managing Owner. The Board of Managers of the Managing Owner has not created an audit committee of its members; therefore, the entire Board of Managers of the Managing Owner acts as the audit committee with respect to the Trust and each Fund.
The Board of Managers of the Managing Owner, acting as the audit committee for the Fund, has determined that the Managing Owner does not have an “audit committee financial expert” as that term is defined in the applicable rules and regulations of the SEC. However, the Board of Managers believes that it does not currently need to have an “audit committee financial expert” for the following reasons. As described under Item 1, “Business,” the Funds are designed to track their related indices. The Managing Owner’s primary function is to buy and sell commodity futures and forward contracts to track their related indices, not to actively trade commodity futures and forward contracts. Thus, both the Funds and the Managing Owner have a very limited scope of activities. Moreover, all of the funds and assets of the Funds are held at a third party (either the custodian or the futures commission merchants of the Funds), not with the Managing Owner or any affiliate of the Managing Owner. Further, under the fee structure of the Trust and the Funds, the primary fee payable by limited owners to the Managing Owner is a Management and Operating Fee equal to 3% per annum of the net asset value of each Fund. As described in more detail above under Item 1, “Business,” this Management and Operating Fee is intended to cover the expenses that will be incurred by the Trust and the Funds in the ordinary course of business. The Board of Managers of the Managing Owner believes that this fee structure limits the potential risks to limited owners even if there were to be a weakness in the financial controls of the Managing Owner. Finally, the Managing Owner has a chief financial officer, whose duties include ongoing monitoring of the financial controls of the Managing Owner, the Trust and each Fund. The Board of Managers of the Managing Owner believes that these factors in the aggregate should provide protection to limited owners. The Managing Owner will, from time to time, review its corporate governance structure, including whether it should have an “audit committee financial expert” on its Board of Managers.
Item 11. EXECUTIVE COMPENSATION
Neither the Trust nor any Fund has any directors or officers. Instead, the business and affairs of the Trust and each Fund are managed solely by the Managing Owner, which following the commencement of operations in one or more Funds, will receive compensation for its services from each Fund that has commenced operations, as follows:
Management and Operating Fee
Each Fund that has commenced operations will pay the Managing Owner a management and operating fee (the “Management and Operating Fee”) equal to 3% per annum of each Fund’s nominal net asset value, calculated daily and payable on a monthly basis. The Management and Operating Fee will include the management fees payable to the Managing Owner; expenses related to the organization and offering of Units; fees payable to the Escrow Agent and Custodian; brokerage and futures commission merchant commissions and transaction fees; all routine on-going operational, administrative and other ordinary expenses; monthly license fees and certain expenses of the Managing Owner and any affiliates retained by it incurred on behalf of the Trust and the Funds. The Management and Operating Fee does not include extraordinary fees, the subscription fees, trailing fees or other fees and expenses payable by limited owners. The Management and Operating Fee will not exceed the limitations described in the NASAA Guidelines.
Redemption Fee
A limited owner will be required to pay to the Managing Owner a redemption fee of 2% of the net asset value of any Units redeemed by such limited owner within a 90-day period beginning on the effective date of issuance of such Units.
Other Fees
A subscription fee of 0.5% to 3% of the purchase price of the Units will be paid to the selling agents. Each selling agent and its customer subscribing for Units may negotiate the subscription fee to be charged to such customer, provided that such fee is between 0.5% and 3% of the purchase price of the Units. In addition, each limited owner will pay monthly trailing fees to the applicable selling agent equal to 1% per annum of such Fund’s net asset value, calculated daily and paid monthly. Trailing fees will be paid to selling agents for on-going services on a continuous basis which may include, without limitation, advising limited owners of the net asset value of the Trust, of the relevant Fund of the Trust and of their Units in such Fund, responding to limited owners’ inquiries about monthly statements and annual reports and tax information provided to them, advising limited owners whether to make additional capital contributions to the Funds or to redeem or exchange their Units, assisting with exchanges and redemptions of Units, providing information to limited owners with respect to futures and forward market conditions and providing further services which may be requested by limited owners. The trailing fees, when added to the subscription fees paid in respect of a Unit, are capped at a maximum of 10% of the purchase price of such Units.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Neither the Trust nor any Fund has any officers or directors. Their respective businesses and affairs are managed solely by the Managing Owner.

As of December 31, 2007 and the date of this annual report, the Managing Owner owns all of the 50 outstanding Units, consisting of 10 Units in each of the Core USD Fund, the Agriculture USD Fund, the Metals USD Fund, the Energy USD Fund and the Accelerated Core USD Fund. These Units were issued to the Managing Owner on the formation of the Trust on August 17, 2006. The Managing Owner is required pursuant to the NASAA Guidelines to maintain at least a 1% ownership interest on an ongoing basis in each Fund that commences operations. No officer or director of the Managing Owner currently owns any Units in any Fund.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
The Trust and the Funds has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Trust and the directors or officers of the Managing Owner. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management.”
Director Independence
Neither the Trust nor any Funds have any directors.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the fees billed to the Managing Owner, for professional services provided by SF Partners LLP, the Trust’s and the Funds’ independent registered public accounting firm, for the years ended December 31, 2007 and December 31, 2006. The Managing Owner has agreed to pay these fees as part of the Management and Operating Fee, and therefore neither the Trust nor any Fund has any obligation to its independent registered public accounting firm in respect of such audit fees.

FEE CATEGORY	2007	2006
Audit Fees (1)	$105,000	$59,752
Audit-Related Fees (2)	Nil	Nil
Tax Fees (3)	Nil	Nil
All Other Fees (4)	Nil	Nil
TOTAL FEES	$105,000	$59,752

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s and each Funds’ financial statements and review of financial statements included in the Trust’s and each Funds’ quarterly and annual reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services by SF Partners, LLP that are reasonably related to the performance of the audit or review of the Trust’s and each Funds’ financial statements and are not reported under “Audit Fees,” above.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of any fees not otherwise reported in this table.
The Managing Owner approved all the services provided by SF Partners, LLP to the Trust and each Fund described above. The Managing Owner has determined that the payments made to SF Partners, LLP for these services during 2007 and 2006 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s and each Funds’ independent registered public accounting firm, including all engagement fees and terms.

Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:
1.	Financial Statements. Reference is made to the consolidated financial statements and notes incorporated herein begin on page F-1.

2.	Financial Statement Schedule. None.

3.	Exhibits. Reference is made to the Exhibit List of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Core USD Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Core CDN Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Agriculture USD Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Agriculture CDN Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Metals USD Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Metals CDN Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Energy USD Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Energy CDN Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Accelerated Core USD Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund, a Series of the Brookshire Raw Materials (U.S.) Trust (Registrant)
Date: April 14, 2008	By:	/s/ John Marshall
John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams
Stephen Adams
Chief Financial Officer

	By:	/s/ Clyde Harrison
Clyde Harrison
President and Manager

	By:	/s/ Richard Chambers
Richard Chambers
Manager

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements

BROOKSHIRE RAW MATERIALS (U.S.) TRUST
 FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006
(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2
Statements of Financial Condition	F-3
Notes to Statements of Financial Condition	F-7 - 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of
Brookshire Raw Materials (U.S.) Trust
We have audited the accompanying statements of financial condition of the Core USD Fund, Core CDN Fund, Agriculture USD Fund, Agriculture CDN Fund, Metals USD Fund, Metals CDN Fund, Energy USD Fund, Energy CDN Fund, Accelerated Core USD Fund and Accelerated CDN Fund of Brookshire Raw Materials (U.S.) Trust (the “Trust”) as of December 31, 2007 and 2006. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial condition of the Core USD Fund, Core CDN Fund, Agriculture USD Fund, Agriculture CDN Fund, Metals USD Fund, Metals CDN Fund, Energy USD Fund, Energy CDN Fund, Accelerated Core USD Fund and Accelerated CDN Fund of the Trust as of December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/  SF Partnership, LLP

CHARTERED ACCOUNTANTS
Toronto, Canada
March 27, 2008

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
December 31, 2007 and December 31, 2006

	Core		Core		Agriculture
	USD		CDN		US
	Fund		Fund		Fund
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Assets
Cash	$10	$10	$—	$—	$10	$10
Deferred offering costs (note 2)	—	138,783	—	59,477	—	34,695

Total Assets	$10	$138,793	$—	$59,477	$10	$34,705

Liabilities
Payable to managing owner	$—	$138,783	$—	$59,477	$—	$34,695

Total Liabilities	—	138,783	—	59,477	—	34,695

Net Assets	$10	$10	$—	$—	$10	$10

Net Assets Consist of:
Paid-in capital	$10	$10	$—	$—	$10	$10

Commitments and Contingencies (note 3)
(The accompanying notes are an integral part of these statements of financial condition)

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition (Continued)
December 31, 2007 and December 31, 2006

	Agriculture		Metals		Metals
	CDN		USD		CDN
	Fund		Fund		Fund
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Assets
Cash	$—	$—	$10	$10	$—	$—
Deferred offering costs (note 2)	—	14,869	—	34,695	—	14,869

Total Assets	$—	$14,869	$10	$34,705	$—	$14,869

Liabilities
Payable to managing owner (note 2)	$—	$14,869	$—	$34,695	$—	$14,869

Total Liabilities	—	14,869	—	34,695	—	14,869

Net Assets	$—	$—	$10	$10	$—	$—

Net Assets Consist of:
Paid-in capital	$—	$—	$10	$10	$—	$—

(The accompanying notes are an integral part of these statements of financial condition)

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition (Cont’d)
December 31, 2007 and December 31, 2006

	Energy		Energy
	USD		CAD
	Fund		Fund
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Assets
Cash	$10	$10	$—	$—
Deferred offering costs (note 2)	—	34,695	—	14,869

Total Assets	$10	$34,705	$—	$14,869

Liabilities
Payable to managing owner (note 2)	$—	$34,695	$—	$14,869

Total Liabilities	—	34,695	—	14,869

Net Assets	$10	$10	$—	$—

Net Assets Consist of:
Paid-in capital	$10	$10	$—	$—

(The accompanying notes are an integral part of these statements of financial condition)

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition (Cont’d)
December 31, 2007 and December 31, 2006

	Accelerated Core		Accelerated Core
	USD		CAD
	Fund		Fund
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Assets
Cash	$10	$10	$—	$—
Deferred offering costs (note 2)	—	34,695	—	14,869

Total Assets	$10	$34,705	$—	$14,869

Liabilities
Payable to managing owner (note 2)	$—	$34,695	$—	$14,869

Total Liabilities	—	34,695	—	14,869

Net Assets	$10	$10	$—	$—

Net Assets Consist of:
Paid-in capital	$10	$10	$—	$—

(The accompanying notes are an integral part of these statements of financial condition)

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
December 31, 2007 and December 31, 2006
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
(1) The Brookshire International Raw Materials Sub-Index Agriculture (“BRMAG”);
(2) The Brookshire International Raw Materials Sub-Index Metals (“BRMME”);
(3) The Brookshire International Raw Materials Sub-Index Energy (“BRMEN”); and
(4) The Brookshire International Raw Materials Sub-Index Accelerated (“BRMXL”).
Except for the BRMXL, each of the other indices will only notionally purchase futures and forward contracts to the extent that such index has available funds or cash cover. The BRMXL, however, notionally purchases approximately 50% more commodity futures and forward contracts than it has cash to cover.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
December 31, 2007 and December 31, 2006
Each of the indices is separately maintained in U.S. and Canadian dollars. In addition, each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents of the same currency denomination as that of the applicable Fund (namely U.S. dollars or Canadian dollars).
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

Direct incremental costs associated with the offering are the responsibility of the Managing Owner and are not reflected in the Trust’s financial statements. In August 2007, prior to the registration statement for the Trust and the Funds becoming effective, but subsequent to the date of the most recent financial statements included in the registration statement, the Managing Owner changed the management and operating fee structure for the Trust and the Funds. Under the management and operating fee structure in effect prior to August 2007, direct incremental costs associated with the offering were to be deferred until such time as the offering had been completed. At the time of the completion of the offering, the costs were to be charged against the capital raised. Such costs were to be due to the Managing Owner over a period of 24 months from commencement of the Trust and the Core Funds’ trading operations. Accordingly, the payable to the Managing Owner represented reimbursement due for the Trust’s and the Funds’ offering costs. Under the new management and operating fee structure in effect after August 2007, as reflected in the registration statement for the Trust and the Funds that became effective on September 24, 2007, the Managing Owner is responsible for all costs associated with the offering, therefore, deferred offering costs and the corresponding payable to the Managing Owner have been eliminated.

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
December 31, 2007 and December 31, 2006
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

For purposes of a unitholders’ tax capital account, all items of income, gain, loss and deduction of each Fund will be allocated among holders of the Units in such Fund at the end of each fiscal year of the Trust. The allocation will be made as follows: first, all items that arise other than from a disposition of Fund assets will be allocated among the unitholders based on their respective book capital accounts as of the days on which such items arose; second, each Fund’s aggregate recognized gain, if any, shall be allocated among the unitholders who redeemed or exchanged Units to the extent of the excess of the book capital account balances attributable to the redeemed or exchanged Units over the tax capital account balances attributable to those Units; and third, each Fund’s remaining aggregate recognized gain, if any, shall be allocated among the unitholders whose book capital account balance exceeds its tax capital account, until such excess is eliminated. Any remaining aggregate recognized gain will be allocated among all unitholders in proportion to their respective book capital account balances.

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

c)	Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses for the period. Actual results could differ from those estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings in the period in which they become known.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
December 31, 2007 and December 31, 2006
d)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impact that the adoption of SFAS 157 could have on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) . The Company has adopted SFAS 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 158 could have on its financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS 159 could have on its financial statements.

In April 2007, the FASB issued a FASB Statement Postion (“FSP”) on FASB Interpretation (“FIN”) 39-1 (“FIN 39-1”) which modfies FIN 39, “Offsetting of Amounts relating to Certain Contracts” (“FIN 39”). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this FASB Staff Positon (“FSP”), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

In May 2007, the FASB issued FSP FIN 46(R), “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the Audit and Accounting Guide for Investment Companies (“Guide”). The effective date for FSP FIN 46(R)-7 is the date that an entity initially adopts Statement of Positon (“SOP”) 07-1, Clarification of the Scope of the Audit and Accoutning Guide Investment Companies and Accouting for Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). The Company is currently assessing the potential impact of implementing this standard.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
December 31, 2007 and December 31, 2006
d)	Recent Accounting Pronouncements (cont’d)

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
December 31, 2007 and December 31, 2006
d)	Recent Accounting Pronouncements (cont’d)

In February 2008, FASB issued FSP SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“SOP 07-1-1”). SOP 07-1-1 delays indefinitely the effective date of AICPA Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (“SOP No. 07-1”). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” , and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), “Business Combinations”, regardless of whether those assets and liabilities are related to leases. FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.
3. Financial Instruments
Unless otherwise noted, it is management’s opinion that the Trust is not exposed to significant interest, currency or credit risk arising from the financial instruments. The fair value of the financial instruments approximates their carrying value, unless otherwise noted.
4. Commitments and Contingencies
Pursuant to the Amended and Restated Trust Agreement dated September 10, 2007 (the “Trust Agreement”), the Managing Owner will manage each Fund’s business and affairs and will direct the trading activities for each Fund. In addition, the Managing Owner will arrange for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Funds. For these services, the Managing Owner will receive a management and operating fee that is equal to 3% per annum of each Fund’s nominal net asset value (as defined in the Trust Agreement), calculated daily and payable on a monthly basis. Expenses related to the offering costs of the Trust were borne by the Managing Owner.

The Trust is a party to a Placement Agent Agreement (“Placement Agreement”) dated August 29, 2007 with Oakbrook Investment Brokers, Inc. (“Oakbrook”), whereby Oakbrook will act as the initial exclusive United States managing placement agent, in connection with the public offering of securities by the Trust. Under the Placement Agreement, the Trust will pay a subscription fee ranging from 0.5% to 3% of the gross offering proceeds of the sale of units of the Funds to Oakbrook or the applicable selling agent, at the time of such sale, and a trailing fee of 1% per annum of the net asset value of the applicable Fund.
The Trust is also a party to a Subscription Escrow Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to which JPMorgan agreed to serve as escrow agent for the Trust.

EXHIBIT INDEX
Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. All other exhibits are filed herewith.

Exhibit
Number	Exhibit Description

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant, dated as of September 10, 2007. (Exhibit 4.1 to Registration Statement on Form S-1, Nos. 333-1372989 to 333-1372989-10, as filed September 24, 2007.)

10.1	Placement Agent Agreement, dated August 29, 2007, by and among the Registrant, Brookshire Raw Materials Management, LLC and Oakbrook Investment Brokers, Inc.

10.2	Form of License Agreement by and among Brookshire Raw Materials Group Inc., Brookshire Raw Materials Management, LLC, and the Registrant. (Exhibit 4.5 to Registration Statement on Form S-1, Nos. 333-1372989 to 333-1372989-10, as filed August 28, 2007.)

10.3	Subscription Escrow Agreement, dated as of October 12, 2007, by and among the Registrant, acting for and on behalf of each Fund, Brookshire Raw Materials Management, LLC, and J.P.Morgan Chase Bank, N.A.

10.4	Custody Agreement, dated as of November 30, 2007, by and among the Registrant, acting for and on behalf of each Fund, Brookshire Raw Materials Management, LLC, and J.P.Morgan Chase Bank, N.A.

10.5	Form of Subscription Agreement

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.10	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.11	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

1

Exhibit
Number	Exhibit Description

31.19	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.20	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.21	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.22	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

2